Form 10-Q
period 2010-09-30
11 GOOD ENERGY INC
filed 2010-11-15
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

COMMISSION FILE NUMBER: 000-54132

11 GOOD ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-0299315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4450 Belden Village Street N.W., Suite 800
Canton, OH 44718
(Address of principal executive offices)

(330) 492-3835
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 15, 2010, the registrant had a total of 19,856,239 shares of Common Stock outstanding

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number
PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2010 and September 30, 2009 and for the period May 23, 2007 (date of inception) to September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity – Nine Months Ended September 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and September 30 2009 and for the period May 23, 2007 (date of inception) to September 30, 2010	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	22

PART II	Other Information

Item 1.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 2.	Exhibits	24

SIGNATURES		25

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

11 GOOD ENERGY, INC. AND SUBSIDARY
(a development stage company)
CONDENSED CONSOLDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009

	(unaudited)
ASSETS
Current assets:
Cash	$714,156	$4,869,749
Inventory	693,536	274,479
Accounts receivable, net	80,293	47,351
Other current assets	170,280	270,834

Total current assets	1,658,265	5,462,413

Property, plant and equipment, net	2,656,732	2,814,931

Other assets:
Patents	50,071	—
Available for sale securities	870,850	980,724
Goodwill	639,504	639,504

Total other assets:	1,560,425	1,620,228

Total assets	$5,875,422	$9,897,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$276,381	$292,565
Notes payable, related party	—	25,000
Convertible notes payable, net of discount	—	35,000

Total current liabilities	276,381	352,565

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 and 38,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 20,811,561 shares issued as of September 30, 2010 and 15,055,714 shares as of December 31, 2009; 19,856,239 and 14,180,714 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	2,081	1,506
Common stock subscribed-convertible note	—	6,477,739
Common stock subscribed-other	—	7,137,223
Additional paid in capital	22,498,920	6,563,877
Deficit accumulated during development stage	(15,085,499)	(9,385,942)
Accumulated other comprehensive income (loss)	(320,061)	49,504
Treasury stock, at cost, 955,322 and 875,000 shares as of September 30, 2010 and December 31, 2009, respectively	(1,497,500)	(1,300,000)

Total stockholders’ equity	5,599,041	9,545,007

Total liabilities and stockholders’ equity	$5,875,422	$9,897,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From May 23, 2007 (date of inception) through September 30, 2010

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUE:
Sales	$118,947	$22,148	$197,454	$22,148	$375,388

Cost of sales	184,126	33,035	389,121	33,035	548,901

Gross loss	(65,179)	(10,887)	(191,667)	(10,887)	(173,513)

OPERATING EXPENSES:
General, selling and administrative expenses	1,314,602	585,560	5,002,374	1,384,549	10,345,112

Research and development	145,445	1,565	371,768	1,565	640,349
Depreciation and amortization	43,251	20,289	126,671	44,168	240,831

Total operating expenses	1,503,298	607,414	5,500,813	1,430,282	11,226,292

NET (LOSS) FROM OPERATIONS	(1,568,477)	(618,301)	(5,692,480)	(1,441,169)	(11,399,805)

Other income/(expense):

Interest income	—	5,528	—	18,203	55,239

Interest expense	—	(888,072)	(7,077)	(2,872,950)	(3,849,982)

Realized gain on sale of securities	—	107,849	—	107,849	107,849
Gain on sale of property, plant and equipment	—	1,200	—	1,200	1,200

Net loss before provision for income taxes	(1,568,477)	(1,391,796)	(5,699,557)	(4,186,867)	(15,085,499)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,568,477)	$(1,391,796)	$(5,699,557)	$(4,186,867)	$(15,085,499)

Net loss per common share (basic and fully diluted)	$(0.08)	$(0.10)	$(0.32)	$(0.29)	$(1.04)

Weighted average number of shares outstanding (used in loss per share calculation basic and fully diluted)	19,871,399	14,285,714	17,844,209	14,285,714	14,533,899

Comprehensive loss:
Net loss	$(1,568,477)	$(1,391,796)	$(5,699,557)	$(4,186,867)	$(15,085,499)
Unrealized (loss) gain on securities available for sale	157,610	173,824	(369,565)	173,824	(320,061)

Comprehensive loss	$(1,410,867)	$(1,217,972)	$(6,069,122)	$(4,013,043)	$(15,405,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From January 1 2010 through September 30, 2010
(unaudited)

									Additional Paid in Capital	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total
	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2010	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	2,931,333	$7,137,223	$6,563,877	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007

Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	8,223	20,970	—	—	—	—	—	—	20,970
Sale of common stock	—	—	—	—	—	—	276,000	805,846					805,846

Contribution of services by a related party	—	—	—	—	—	—	—	—	1,493,840	—	—	—	1,493,840

Common stock re-acquired	—	—	—	—	—	—	—	—	—	(197,500)	—	—	(197,500)

Unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	—	—	(369,565)	—	(369,565)

Common stock issued in settlement of common stock subscriptions	—	—	5,755,847	575	(2,548,513)	(6,498,709)	(3,207,333)	(7,943,069)	14,441,203	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,699,557)	(5,699,557)

Balance, September 30, 2010 (unaudited)	11,000,000	$1,100	20,811,561	$2,081	—	$—	—	$—	$22,498,920	$(1,497,500)	$(320,061)	$(15,085,499)	$5,599,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From May 23, 2007 (date of inception) through September 30, 2010
	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss for the period	$(5,699,557)	$(4,186,866)	$(15,085,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,757	44,168	443,766
Amortization of debt discount	—	2,512,085	3,307,777
Compensation of services by a related party	1,493,840	—	2,024,840
Compensation of services to consultant	—	43,178	59,000
Fair value of options issued for services	—	—	200,205
Gain on sale of property and equipment	—	(1,200)	(1,200)
Realized gain on sale of securities available for sale	—	(107,849)	(107,849)
Changes in operating assets and liabilities:
Inventory	(419,057)	(103,809)	(667,300)
Accounts receivable	(32,942)	(23,184)	(80,293)
Other current assets	100,554	(18,203)	(10,107)
Accounts payable and accrued liabilities	(15,214)	(106,380)	316,413

Net cash (used in) operating activities	(4,272,619)	(1,948,060)	(9,600,247)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	3,200	3,200
Purchase of property, plant and equipment	(141,558)	(1,367,105)	(3,032,208)
Payments for acquisition of patent	(50,071)	—	(50,071)
Proceeds from sale of securities available for sale	—	204,752	204,752
Purchase of securities available for sale	(259,691)	(370,279)	(1,287,814)

Net cash (used in) investing activities	(451,320)	(1,529,432)	(4,751,093)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from related party	—	(137,895)	(787,144)
Proceeds from common stock subscription	805,846	5,166,951	10,253,069
Proceeds from issuance of convertible notes	—	4,830,000	8,039,323
Proceeds from related party note payable	—	—	25,000
Purchase of treasury stock	(197,500)	—	(647,500)
Payments of related party note payable	(25,000)	—	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	(15,000)	(892,350)	(1,710,000)

Net cash provided by financing activities	568,346	8,966,706	15,065,496

Net increase (decrease) in cash and cash equivalents	(4,155,593)	5,489,214	714,156
Cash and cash equivalents at beginning of period	4,869,749	—	—

Cash and cash equivalents at end of period	$714,156	$5,489,214	$714,156

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Non cash financing and investing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$—	$850,000
Common stock issued on settlement of debt and related interest	$20,970	$—	$6,498,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis and business presentation

The accompanying unaudited condensed consolidated financial statements of 11 Good Energy, Inc., (the “Company”), have been prepared in accordance with Regulation S-X of the Securities and Exchange Act, as amended, and instructions to Form 10-Q and should be read in conjunction with the audited financials for the year ended December 31, 2009 included elsewhere in the Company’s SEC Registration Statement on Form S-1/A filed on September 27, 2010. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary 11 Good’s Energy, LTD (“11 Good’s”). All significant intercompany balances and transactions have been eliminated in consolidation.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued services of its key executives and founder, in particular, the services of Frederick C. Berndt, Chief Executive Officer, Gary R. Smith, the company’s Chief Operations Officer, and Daniel T. Lapp, the company’s Chief Financial Officer. The ability of the company to pursue its business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the company will be able to retain or recruit such personnel.

New accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – LIQUIDITY

On May 26, 2010, the Company’s board of directors voted not to build a second production facility until additional capital is obtained from either additional debt or equity financing. As a result, the Company now anticipates that its present cash balances to be sufficient to support its operations and budgeted capital expenditures into 2011 even though the Company has incurred net losses of $15,085,499 and used $9,600,247 of cash in operating activities from May 23, 2007 (date of inception) through September 30, 2010. Additionally, the Company anticipates that more than nominal revenues will result by the end of 2010.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 3 – INTANGIBLE ASSETS

Patents

Patents are capitalized at incurred costs and are amortized ratably over the lesser of their economic or legal life. The patents are currently in development stage not subject to current period amortization.

Goodwill

The Company does not amortize goodwill. The Company recorded goodwill in the amount of $639,504 as a result of the acquisition of 11 Good’s Energy LTD during the year ended December 31, 2007.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

During the years ended December 31, 2009 and 2008, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its goodwill did not exceed its fair value for the years ended December 31, 2009 and 2008. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE 4 - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009

Raw materials	$350,815	$174,152
Work in process	1,059	—
Finished fuel	341,662	100,327

Total	$693,536	$274,479

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 5 – OTHER CURRENTASSETS

Other assets as of September 30, 2010 and December 31, 2009 are comprised of the following:

	September 30, 2010	December 31, 2009

Prepaid inventory	$—	$110,000
Prepaid fuel/product testing	—	99,925
Prepaid consulting	146,970	45,000
Prepaid other	16,969	9,568
Accounts receivable, other	4,178	4,178
Rental deposit	2,163	2,163

Total	$170,280	$270,834

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Leasehold improvements	$345,381	$312,927
Factory equipment	2,379,477	2,325,754
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	131,225	91,642
Computer equipment and software	148,300	138,243
Web design	51,505	40,250

Total	3,098,142	2,951,070
Less accumulated depreciation	441,410	136,139

Net	$2,656,732	2,814,931

Depreciation expense was $299,757 and $44,168 for the nine month periods ended September 30, 2010 and 2009, respectively, of which $173,086 and $-0- was included as part of cost of sales for the nine month period ended September 30, 2010 and 2009, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Available for sale securities:
Equity securities:
Fair value	$870,850	$980,724

Total (losses) gains in accumulated other comprehensive income	(320,061)	49,504

During the nine month period ended September 30, 2010, the Company did not realize any realized gains or losses with the sales of marketable securities. Unrealized gains (losses) are accounted for as other comprehensive income (loss).

NOTE 8 – NOTE PAYABLE, RELATED PARTY

Note payable, related party is due to shareholder and officer and is comprised of a non interest bearing demand note. The note was issued in exchange for acquisition of treasury shares and paid during the nine month period ended September 30, 2010.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Since inception, the Company issued an aggregate of $7,930,000 unsecured convertible notes payable due June 30, 2009 bearing interest at 8% per annum.

The convertible notes payable (which include principal and accrued interest thereon) are convertible at a price (the “Conversion Price”) based upon a 15% discount to the next established equity offering price per share (the “Conversion Shares”).

In accordance with Accounting Standards Codification subtopic 470-20, Debt-Debt With Conversion and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $2,353,595 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature was amortized over the notes’ maturity period (till June 30, 2009) as interest expense.

In connection with the issuance of the notes, the Company issued a commitment to issue detachable warrants granting the holders the right to acquire an aggregate of 3,228,523 shares of the Company’s common stock at $2.55 per share. The warrants expire on June 30, 2012. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $954,184 to additional paid in capital and a discount against the notes. The Company valued the warrant commitment in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 to 5 years, an average risk free interest rate of 1.30% to 4.22%, a dividend yield of 0%, and volatility of 110.19% to 162.99%. The debt discount attributed to the value of the warrant commitment issued was amortized over the notes’ maturity period (till June 30, 2009) as interest expense.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (Continued)

Amortization of $-0- and $2,512,085 was recorded for the nine month periods ended September 30, 2010 and 2009, respectively.

During the period from issuance through September 30, 2010, the Company paid $1,695,000 in settlement of certain convertible notes. No gain or loss was recorded in the settlement of the notes.

During the nine month period ended September 30, 2010, the Company issued an aggregate of 2,548,513 shares of its common stock subscribed for convertible notes. The common stock subscribed for convertible notes was in settlement of $6,498,709 convertible notes payable and accrued interest. The value of the common shares issued did not materially differ from the face value of the convertible notes and accrued interest.

NOTE 10 – COMMON STOCK

As of September 30, 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the nine month period ended September 30, 2010.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has entered into consulting agreements with individuals responsible for creating political liaisons, government agency and investor relations. The agreements are generally for a term of one year or less from inception and renewable unless either the Company or the consultant terminates such agreement by written notice.

NOTE 12 – RELATED PARTY TRANSACTIONS

Facilities

Since April 1, 2008, the Company has occupied warehouse space provided by one of the Company’s founders. The Company agreed to pay a total of $1 per month for the space. The Company records this fee as rent expense when incurred. During this time period, the Company constructed a leasehold improvement to the leased warehouse space for the purpose of locating our bio- fuel manufacturing facility.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 13 – FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)

Assets:
Securities available for sale	$870,850	$870,850	$0	$0

Total	870,850	870,850

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008. For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009. The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

The fair value of the assets, securities available for sale, at September 30, 2010 was grouped as Level 1 valuation as the market price was readily available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Form S-1/A Registration Statement (File No. 333-166149), as amended, which went effective with the SEC on September 30, 2010. Such Registration Statement included the Company’s audited financial statements for its fiscal year ended December 31, 2009 and unaudited financial statements for the six months ended June 30, 2010. This Form 10-Q presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form S-1/A Registration Statement, as amended.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management’s Discussion and Analysis, particularly in “Liquidity and Capital Resources,” and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties identified under the “Risk Factors” section of the aforementioned Form S-1/A Registration Statement, as amended. The risk factors of said Registration Statement should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

11 Good Energy, Inc. is a Delaware corporation formed on May 23, 2007 for the purposes of developing, testing, manufacturing and distributing bio-fuel with energy related plans and pursuits relying on the commercialization of our proprietary fuel product, G2 Diesel, as discussed below.

On October 23, 2007, we completed the purchase of an existing biodiesel manufacturer, 11 Good’s Energy, LTD, a limited liability company (becoming our wholly-owned subsidiary), formed in the State of Ohio in February 2006. Historically, our subsidiary has been a development stage company, which has primarily engaged in research activities to develop a proprietary manufacturing process to produce bio-fuel for diesel applications.

In early 2008, we began construction on a new manufacturing facility at the location of our operating subsidiary in Magnolia, Ohio (Magnolia Plant). In June 2008, we began placing tanks and constructing the infrastructure of the Magnolia Plant. Unfortunately, the industry experienced changes in fire suppression regulations requiring us to invest over $1,500,000 in additional infrastructure not anticipated in the original capital expenditure budget. We had to cease plant construction and operations from November 2008 to October 2009 in order to secure the financing and make the necessary changes to the fire suppression system and design of the Magnolia Plant.

Acquisition of 11 Good’s Energy, LTD

As a result of the purchase of 11 Good’s Energy, LTD (“11 Good’s”) all of the assets, liabilities and proprietary technology of 11 Good’s were transferred to us by the former partners of 11 Good’s in exchange for cash of $611,900, $111,230 in assumed liabilities and 4,285,714 shares of common stock of the company valued at $429. The assets and liabilities of 11 Good’s were recorded at fair market value at the time of acquisition. 11 Good’s is our sole subsidiary and operations and the management of 11 Good’s and us are the same. The consolidated financial statements include the accounts of us and our wholly-owned subsidiary and all intercompany balances and transactions have been eliminated.

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired, a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill. Management determined the fair values assigned to inventory based upon selling prices less cost of disposal and the Company’s profit allowance and the case of work in process less cost to complete. The Fair value of plant and equipment are based on current replacement costs. The Company recorded goodwill in the amount of $639,504 as a result of the acquisition of 11 Good’s Energy LTD during the year ended December 31, 2007. The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). The Company does not amortize goodwill. In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through September 30, 2010, our revenues have totaled $375,388 and our deficit accumulated during our development stage was $15,085,499. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. As of September 30, 2010, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition. We recognize revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. For criteria (1) we generate a sales order and a shipping document defining number of gallons of fuel ordered, delivery and payment terms based on standing customer data and the customers purchase order. For criteria (2) we ensure delivery has occurred by documented delivery terms defining where the customer accepts the fuel delivery. Fuel stored off-site by the company remains as inventory until the customer receives the fuel from the offsite storage facility. For criteria (3) management determines the selling price based on feedstock costs and our desired margin level. Our selling price fluctuates as feedstock prices increase or decrease, primary the cost of soybean oil. Currently, management determines our selling price on a weekly basis. For criteria (4) we establish creditworthiness of the customer based on a review of established credit limits and current financial health of the entity placing the fuel order. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations related to our products.

Inventory Valuation. We are required to make judgments based on historical experience and future expectations, as to the realizability of our inventory. We make these assessments based on the following factors: (a) existing orders and usage, (b) age of the inventory, and (c) historical experience.

Property and Equipment. We are required to make judgments based on historical experience and future expectations, as to the realizability of our property and equipment. We made these assessments based on the following factors: (a) the estimated useful lives of such assets, (b) technological changes in our industry, and (c) the changing needs of our customers.

Fair Value of Intangible Assets. We have adopted Statement of Accounting Standards Codification subtopic 805-10 (“ASC 805-10”). ASC 805-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 805-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

There were no employee stock options and employee stock purchases granted to employees and directors during the period from May 23, 2007 (date of inception) through December 31, 2008. On July 22, 2009, the company granted 500,000 stock options to outside directors at an exercise price of $3.00 per share. We recorded the fair value of $200,205 as current period compensation expense as a result of this transaction. These options are for a period of three years and are fully vested. There were no unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Results of Operations

By virtue of our purchase of 11 Good’s, which became our sole operations, the company is considered to be in the development stage in accordance with the FASB ASC Topic 915 – Development Stage Enterprises. Since its inception, the company has devoted substantially all of its time to raising capital, obtaining financing, research and development activities and obtaining many governmental organizations, municipalities and corporations to test our G2 Diesel and its performance as a blend with traditional #2 diesel fuel.

Three months Ended September 30, 2010 Compared to the Three months Ended September 30, 2009

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,

	2010	%	2009	%

Revenue	$118,947	100%	$22,148	100
Cost of goods sold	184,126	>100%	33,035	>100%

Gross loss	(65,179)	—	(10,887)	—

Operating expenses:
Selling, general and administrative	1,314,602	>100%	585,560	>100%
Research and development	145,445	>100%	1,565	7%
Depreciation and amortization	43,251	<100%	20,289	<100%
Total operating expenses:	1,503,298		607,414

Net loss from operations	(1,568,477)		(618,301)

Other income/expense:
Interest, net	—	<100%	(882,544)	<100%
Other income, net	—	<100%	109,049	<100%

Net loss	$(1,568,477)	<100%	$(1,391,796)	<100%

The increase in revenues for the three months ended September 30, 2010 of $96,799 compared to the three months ended September 30, 2009 is the result of increased business activities. Operations were halted 2009 due to the required re-engineering of our plant to meet fire suppression regulations. We resumed operations in May 2009, however we had minimal activity. Many of our testing programs were completed in 2008 and 2009 and the remaining existing programs are expected to be finished in 2010. Management believes that the results of these testing programs will likely result in increased demand and sales orders for our G2 Diesel at premium prices which as of September 30, 2010 is approximately $4.50 per gallon compared to traditional #2 diesel fuel, which price is approximately $2.50 per gallon.

Cost of goods sold was $184,126 for the three months ended September 30, 2010 and $33,035 for the three months ending September 30, 2009. The third quarter of 2009 experienced less sales activity as described in the preceding paragraph. For the three months ended September 30, 2010, we made an allocation of manufacturing depreciation to cost of goods sold as a result of the plant equipment capitalized in November 2009. We made no such allocation to cost of goods sold for the third quarter of 2009. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities at reduced prices equivalent to the cost of traditional #2 diesel fuel, to encourage them to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Current margins for our testing programs resulted in gross losses of $65,179 for the three months ended September 30, 2010 and $10,887 for the three months ending September 30, 2009. The first nine months of 2009 had minimum activity. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded.

Research and development costs were $145,445 for the three months ended September 30, 2010 and $1,565 for the three months ending September 30, 2009. We halted research and development activities in the third quarter of 2009. When compared to the three months ending September 30, 2010, we have increased efforts to develop new feedstock alternatives and improve fuel manufacturing techniques.

Depreciation and amortization increased by $22,962, primarily due to the capitalization of $2.5 million in Leasehold Improvements and Manufacturing Equipment, which began depreciating in November 2009.

Selling, general, and administrative expenses for the three months ended September 30, 2010 of $1,314,602 exceeded revenues by $1,195,655. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $729,042 in 2010 over the comparable period of the prior year’s same period is primarily related to personnel and service provider costs. Also, we experienced reduced general and administrative costs during the third quarter of 2009 due to stopping operations in order to redesign the plant. We had primarily closed the front office and halted disbursements until May of 2009. Here are some more details regarding the composition of the selling, general and administrative expenses:

•

More specifically, our payroll and related costs increased by approximately $325,321 in the three months ended September 30, 2010 due to hiring a new Accounting Controller and additional accounting and administrative staff in mid to late 2009.

•

Consulting and service provider fees such as advisory, legal, accounting and general overhead were $448,313 in the three months ended September 30, 2010 compared to $145,299 for the third quarter of 2009.

Net loss was $1,568,477 in the first three months ended September 30, 2010 as compared to $1,391,796 for the comparable period in 2009. Basic and fully diluted net loss per share for the three months ended September 30, 2010 and September 30, 2009 was $(0.08) and $(0.10), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended September 30, 2010 and September 30, 2009 was 19,871,399 and 14,285,714, respectively.

Nine months Ended September 30, 2010 Compared to the Nine months Ended September 30, 2009

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Nine Months Ended September 30,

	2010	%	2009	%

Revenue	$197,454	100%	$22,148	100%
Cost of goods sold	389,121	>100%	33,035	>100%

Gross loss	(191,667)	—	(10,887)	—

Operating expenses:
Selling, general and administrative	5,002,374	>100%	1,384,549	>100%
Research and development	371,768	>100%	1,565	7%
Depreciation and amortization	126,671	64%	44,168	>100%

Total operating expenses:	5,500,813		1,430,282

Net loss from operations	(5,692,480)		(1,441,169)

Other income/expense:
Interest, net	(7,077)	4%	(2,854,747)	>100%
Other income, net			109,049	>100%

Net loss	$(5,699,557)	>100%	$(4,186,867)	>100%

The increase in revenues for the nine months ended September 30, 2010 of $175,306 compared to the nine months ended September 30, 2009 is the result of minimum sales activity in same period of 2009. Operations were halted 2009 due to the required re-engineering of our plant to meet fire suppression regulations. We resumed operations in May 2009, however we had minimal activity. Many of our testing programs completed in 2008 and 2009 and the remaining existing programs are expected to be finished in 2010. Management believes that the results of these testing programs will likely result in increased demand and sales orders for our G2 Diesel at premium prices which as of September 30, 2010 is approximately $4.50 per gallon compared to traditional #2 diesel fuel, which price is approximately $2.50 per gallon.

Cost of goods sold was $389,121 for the nine months ended September 30, 2010 and $33,035 for the nine months ending September 30, 2009. The first nine months of 2009 experienced minimum cost of sales activity as a result of no sales activity as described in the preceding paragraph. For the nine months ended September 30, 2010, we made an allocation of manufacturing depreciation to cost of goods sold as a result of the plant equipment capitalized in November 2009. We made no such allocation to cost of goods sold for the first nine months of 2009. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities at prices equivalent to the cost of traditional #2 diesel fuel, to encourage them to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Current margins for our testing programs resulted in gross losses of $191,667 for the nine months ended September 30, 2010 and $10,887 for the nine months ending September 30, 2009. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded.

Research and development costs were $371,768 for the nine months ended September 30, 2010 and $1,565 for the nine months ending September 30, 2009. We halted research and development activities in the first nine months of 2009. When compared to the nine months ending September 30, 2009, we have increased efforts to develop new feedstock alternatives and improve fuel manufacturing techniques.

Depreciation and amortization increased by $82,503, primarily due to the capitalization of $2.5 million in Leasehold Improvements and Manufacturing Equipment, which began depreciating in November 2009.

Selling, general, and administrative expenses for the nine months ended September 30, 2010 of $5,002,374 exceeded revenues by $4,804,920. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $3,617,825 in 2010 over the comparable period of the prior year’s same period is primarily related to the $1.5 million of selling general and administrative expense incurred as a result of shares of common stock transferred to consultants and employees from various founders of the company; payroll and service provider fees. Also, we experienced minimum activity during the first nine months of 2009 due to stopping operations in order to redesign the plant. We had primarily closed the front office and halted disbursements until May of 2009. Here are some more details regarding the composition of the selling, general and administrative expenses:

•

More specifically, our payroll and related costs increased by approximately $537,957 in the nine months ended September 30, 2010 due to hiring a new Chief Operating Officer, Plant Manager, Accounting Controller, and administrative staff in mid 2009.

•

Consulting and service provider fees such as advisory, legal, accounting and general overhead were $2,408,574 in the nine months ended September 30, 2010 compared to $347,936 for first nine months of 2009. This increase included non cash compensation to consultants and employees in the amount of approximately $1.5 million in connection with shares of common stock contributed by various founders of the company.

Net loss was $5,699,557 in the first nine months ended September 30, 2010 as compared to $4,186,867 for the comparable period in 2009. Basic and fully diluted net loss per share for the nine months ended September 30, 2010 and September 30, 2009 was $(0.32) and (0.29), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal nine months ended September 30, 2010 and September 30, 2009 was 17,844,209 and 14,285,714, respectively.

Liquidity and Capital Resources

The company had cash and cash equivalents of $714,156 at September 30, 2010. Net cash was used in operating activities of $4,272,619 for the nine months ended September 30, 2010. Cash used in operations was a result of a net loss for the period of $5,699,557; an increase in inventory of $419,057; an increase in accounts receivable of $32,942 and a decrease in payables of $15,214 partially offset by non cash compensation of services by a related party of $1,493,840, depreciation and amortization of $299,757 and reduction in other assets of $100,554. Net cash used in investing activities of $451,320 for the nine months ended September 30, 2010, included purchase of property, plant and equipment and patent costs of $191,629 and purchase of securities available for sale of $259,691. Net cash provided by financing activities of $568,346 for the nine months ended September 30, 2010, included proceeds from the sale of Common Stock of $805,846, partially offset by the purchase of treasury stock of $197,500, payments of related party note payable of $25,000 and payments of convertible notes of $15,000.

The company had cash and cash equivalents of $5,489,214 at September 30, 2009. Net cash was used in operating activities of $1,948,060 for the nine months ended September 30, 2009. Cash used in operations was a result of a net loss for the period of $4,186,866, net changes in assets and liabilities in the amount of $251,576 and realized gain of sale of securities in the amount of $107,849, partially offset by amortization of debt discount of $2,512,085, depreciation and amortization of $44,168 and non cash compensation of $43,178. Net cash used in investing activities of $1,529,432 for the nine months ended September 30, 2009, primarily due to purchase of property, plant and equipment of $1,367,105 and purchase of securities available for sale of $370,279, partially offset by proceeds from the sale of securities available for sale of $204,752. Net cash provided by financing activities of $8,966,706 for the nine months ended September 30, 2009, included proceeds from the sale of Common Stock of $5,166,951 and proceeds from the issuance of convertible notes of $4,830,000, partially offset by amounts due from a related party of $137,895 and payment of convertible notes in the amount of $892,350.

From May 23, 2007 (date of inception) through December 31, 2009, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As of September 30, 2010 and December 31, 2009, the company had outstanding $0 and $35,000 respectively, of these convertible notes.

As of September 30, 2010, the company converted $6,498,709 of Convertible notes payable to Common Stock issued at a price of $2.55 per share, or 2,548,513 shares issued and warrants to purchase 3,228,523 shares of Common Stock and the entire remaining balance of convertible notes was redeemed, with principal and accrued interest paid to each redeeming note holder.

As of September 30, 2010, the company had raised $11,932,000 through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares, resulting in net proceeds to us of $10,253,069.

We have a history of losses from operations and an accumulated deficit of $15,085,499 at September 30, 2010 and working capital of approximately $1,381,884. As of September 30, 2010, we are operating one production facility, currently have a total of 12 employees, with a burn rate of approximately $210,000 per month. In the absence of significant revenues, management believes that our capital and liquidity needs for our current plant operations will be met through our existing working capital and equity securities available for sale. While the company anticipates more than nominal revenues will result by the end of 2010, our ability to achieve profitable operations may depend on our ability in 2011 to raise additional financing, on terms satisfactory to us, particularly if cash flow from operations is less than expected by management. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be the company’s existing working capital and equity securities available for sale, cash generated from operations, and, if needed, raising additional capital either from the sale of equity and/or debt securities.

Our future plans include purchasing and/or leasing a site for the purpose of constructing a second production facility with an estimated annual output capacity of 30,000,000 gallons of G2 Diesel. To date, we have completed engineering and construction plans for such a facility and have made inquiries into potential sites in the State of Ohio for such a facility. However, detailed milestones of these plans and the specific steps needed to accomplish each milestone do not currently exist. Management estimates that once a site is secured, that construction permitting and all the other steps necessary to have such a site constructed and operational would take approximately one year to complete. As of September 30, 2010, Management has adopted a board resolution that no further material costs will be expended on a potential second production facility until the construction and operational costs of such a facility, which are estimated at approximately $6,000,000, are first secured so that our plans for a new production facility will not be a burden to our current liquidity and capital resource needs.

The actual costs of this new facility will depend upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant. We can provide no assurances that the company will be able to obtain adequate financing for its second production facility on terms satisfactory to us, if at all.

New accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed an d operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Rule 463 of the Securities Act requires the Company to report on the net proceeds of the offering following the effectiveness of its first registration statement, File No. 333-166149. As reported in the registration statement of which the prospectus is a part, we do not expect to receive any net proceeds from the offering, as the offering is being made on behalf of selling security holders

In the quarter ended September 30, 2010, there was only one repurchase of securities transaction, as follows:

Date	Total # of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plans	Maximum number or dollar amount that may yet be purchased under the plans

Aug. 2010	30,322	2.47	30,322	(1)

(1) At the time of each transaction, the company did not plan to repurchase any additional shares of our common stock.

ITEM 2. EXHIBITS:

The following exhibits were previously filed under a Form S-1 Registration Statement, file No. 333-166149 unless otherwise noted:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jesup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

21.1	Subsidiary of Registrant

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Chief Executive Officer Section 1350 Certification (*)

32.2	Chief Financial Officer Section 1350 Certification (*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: November 15, 2010	By: /s/ Frederick C. Berndt

Frederick C. Berndt, President (principal executive officer)

Date: November 15, 2010	By: /s/ Daniel T. Lapp

Daniel T. Lapp,
Chief Financial Officer (principal financial officer)