Form 10-K
period 2010-12-31
11 GOOD ENERGY INC
filed 2011-04-15
CIK 1408597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____ Commission File Number: 000-54132

11 GOOD ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0299315

(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4450 Belden Village Street, N.W., Suite 800
Canton, OH	44718

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(330) 492-3835

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2011, the number of shares held by non-affiliates was approximately 15,000,000 shares. As of April 15, 2011, there was no public market for our Common stock to value the Shares held by non-affiliates. The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2011, was 19,856,239.

FORWARD-LOOKING STATEMENTS

          We believe this annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and stockholder values may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.” In addition to the Risk Factors and other important factors discussed elsewhere in this annual report, you should understand that other risks and uncertainties presented in our public announcements and SEC filings could affect our future results and could cause results to differ materially from those suggested by the forward-looking statements.

GLOSSARY OF TERMS

The following is a glossary of terms unique to our industry:

Low Sulfur Diesel #2 (LSD #2) - #2 grade diesel fuel processed to reduce Sulfur emissions. This is a carbon based fuel, made from crude oil, and is the current standard of diesel fuel used to power trucks, trains, and ships.

Ultra Low Sulfur Diesel #2 (ULSD #2) - #2 grade diesel fuel processed to remove a greater level of sulfur than the LSD #2 above. ULSD #2 is to replace LSD #2 as the government standard sulfur level of diesel fuel used for trucking, rail, and marine transportation. This product is currently being produced, but its use is currently not a requirement. This fuel will be more expensive than LSD #2 and requires additives to increase lubricity lost in the Sulfur reduction process.

Traditional #2 Diesel Fuel- either LSD #2 or ULSD #2.

Bio-fuel – fuel derived from bio based sources. This category of fuel includes biodiesel, ethanol and G2 Diesel.

Biodiesel – a form of Bio-fuel produced by combining a form of feedstock oil (such as Soybean or Palm), ethanol/methanol alcohol and catalyst. This fuel can power diesel engines in the same manner as traditional #2 grade diesel fuel.

G2 Diesel - a form of Bio-fuel produced by combining soybean oil, ethanol alcohol and a catalyst. This method of bio-fuel manufacturing is based on the company’s proprietary manufacturing process as described herein.

Blended biodiesel – a blend of biodiesel (which depending upon the context may refer to our G2 Diesel or other competitors’ biodiesel) and traditional #2 grade diesel fuel.

B5 – a blend of fuel with 5% G2 Diesel or biodiesel and 95% traditional #2 grade diesel fuel.

B20 – a blend of fuel with 20% G2 Diesel or biodiesel and 80% traditional #2 diesel fuel.

B100 – 100% G2 Diesel or biodiesel.

Ethanol – alcohol type generally derived from bio-based sources such as corn.

Methanol – Toxic Alcohol type generally derived from petroleum sources.

Catalyst – proprietary blend of materials used in the manufacturing process.

Gel Point (Pour Point) - temperature where fuel ceases to flow properly in fuel systems.

PART I

Item 1. Business

Business Development

Overview

11 Good Energy, Inc. is a Delaware corporation formed on May 23, 2007 for the purposes of developing, testing, manufacturing and distributing bio-fuel with energy related plans and pursuits to develop the commercialization of our proprietary fuel product, G2 Diesel, as discussed below.

In October of 2007, our company completed the purchase of an existing biodiesel manufacturer, 11 Good’s Energy, LTD, a limited liability company (becoming our wholly owned subsidiary), formed in the State of Ohio in February 2006. Historically, our subsidiary has been a development stage company, which prior to our acquisition in October 2007 incurred approximately $100,000 in research activities to develop a proprietary manufacturing process to produce bio-fuel for diesel applications.

Since October 2007, we have developed many contacts and contracts in our business, created an experienced Management team, we have finalized the principal development of our proprietary process and have designed, built and currently operate a bio-fuel manufacturing facility. Our limited sales to date have resulted from government organizations, municipalities and corporations testing our bio-fuel product as described herein. These testing programs have been in process throughout 2010 and management believes; once completed, will result in greater demand for G2 Diesel. In addition, the company is in the process of registering to all the necessary regulatory requirements for producing and selling fuel in multiple state jurisdictions. While the Company anticipates revenues will result by the end of 2011, we have yet to attain profitable operations and will need additional financing in 2011 to support our operations.

Our goal is to market and distribute, and improve as we may be able, our G2 Diesel product first nationally and later internationally. In addition, the company is pursuing other alternative energy technologies to complement the bio-fuel product currently offered by the company. Energy is one of our nation’s primary concerns due to a combination of health, commercial and even national security considerations, and the concern includes development of cleaner, cost effective, and safer fuels.

Marketing, Distribution and Testing Programs

As of March 31, 2011, we have contracts with vendors, advisors and professionals nationally assisting us in our business, but have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. The testing programs and sales efforts conducted with potential customers have shown to be on a longer order cycle than first anticipated; however, testing has continued to show a significant reduction of the total consumption of fuel for the exact route or usage. We continue to build relationships with governmental organizations and municipalities such as schools and busing authorities, trucking fleets, marine diesel and locomotive companies requiring diesel fuel by providing our G2 Diesel to test its performance in their fleets in comparison to traditional #2 diesel fuel.

We are currently conducting a test with a fleet of urban buses in Mexico. This test has been underway since December 2010 and is expected to be completed in 2011. The test compares fuel consumption of busses using our fuel, blended 5% with diesel fuel, with the fuel consumption of busses using regular diesel fuel available in Mexico. This program is testing a total of 5,500 gallons of G2 Diesel fuel, enough to blend 110,000 gallons at a 5% G2 Diesel blend. As of the date of this filing, the vehicles tested have shown as much as a 17% decrease in total fuel consumption, when using our fuel blended with diesel fuel, compared to their original base line fuel consumption using regular diesel fuel. Their results have been very positive and have the potential to generate an order in excess of 200,000 gallons per month.

We are currently awaiting approval of our fuel variance in the state of California. The fuel variance is required to meet California regulations to sell motor fuel. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that it should pass in 2011. We currently are licensed to sell fuel in California; however, we must meet this regulation to sell G2 Diesel. The variance requirement has certainly delayed our ability to expand our market presence in California and has delayed our ability to sell our fuel in California. Its passage will allow many of our potential customers in California to go to order and purchase G2 Diesel.

RJ Corman Railroad Company, a short rail hauler, has tested our fuel in several of their diesel electric locomotives. RJ Corman Railroad Company has also purchased our fuel over the past three years, but has yet to proceed to a significant order. This test began in April 2011 and is planned to last for one month. The test program is expected to consume 250 gallons of G2 Diesel and is being tested at a 2% blend of our fuel with standard diesel fuel. We are encouraged that these most recent trials will allow for a more significant order from RJ Corman Railroad Company.

We have also conducted trials with other several metropolitan bus systems and have found similar efficiency gains in overall fuel consumption when blending our fuel with standard diesel fuel. We will continue to target those markets as well.

These programs all have in common the testing of our G2 Diesel at various percentage mixtures when blended with traditional #2 Diesel fuel for the purpose of assessing and evaluating under actual usage conditions in buses, car ferry services, trucks and locomotives, each of the following:

•	power, performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

From the testing and usage experienced over the past three years, management believes that our G2 Diesel provides more power, lower emissions of pollutants and better fuel economy when blended with #2 diesel fuel when compared to 100% traditional #2 diesel fuel. Management believes that the current price of approximately $5.00 per gallon for G2 Diesel compared to $3.50 per gallon for #2 traditional diesel fuel; will influence our customers to blend our G2 Diesel fuel with traditional #2 diesel fuel to find the right balance of performance, emissions and fuel economy.

We have also paid $ 200,000 to an independent research laboratory to test our G2 Diesel fuel to issue a report on its findings related to tier one health effects testing. The research laboratory completed the testing in 2010. The tests found that the harmful health effects from the emissions of our fuel are significantly less than the harmful heath emissions of traditional diesel fuel. These results are of interest to the diesel electric locomotive and diesel truck fleet industries that have had health effects regulations thrust upon the emissions from their diesel fuel use in the United States.

Lastly, we intend to sell our crude glycerin by-products to manufacturers of cosmetics, toiletries, pharmaceuticals and food products, since we do not have the capability of refining the glycerin. Our ability to sell this by-product will be limited to those manufacturers who require crude glycerin and have the capability to refine it.

We can provide no assurances that Management’s plans will be realized, that there will be sufficient order flow of G2 Diesel fuel to support our intended operations or that we will be able to operate profitably and/or on a positive cash flow basis in the future. See “Risk Factors.”

Facilities and Production Capacity

We maintain our corporate office at 4450 Belden Village St., Suite 800, NW, Canton, OH 44718, and our telephone number is 330-492-FUEL. In November 2009, we completed construction of our bio-fuel manufacturing facility in Magnolia, Ohio. The facility is currently configured to produce between 4.6 million and 6.4 million gallons of G2 Diesel per year with an ability to expand capacity as the market for G2 Diesel fuel grows. From November 1, 2009 to December 31, 2010, we produced approximately 175,000 gallons of G2 Diesel at our plant. G2 Diesel, a bio fuel, is our primary product. The bio-fuel manufacturing process also produces a crude glycerin by-product.

As demand will support, we intend to purchase and/or lease a site and to construct a second production facility in the event that construction and initial operational costs can be financed exclusively from proceeds received from new equity and/or debt financing on terms satisfactory to us. In the absence of such financing, the costs of a second production facility estimated at $6,000,000 would exceed our cash reserves, with the actual cost of this new facility depending upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant, it being management’s intention for the second plant to have an annual capacity of at least 30 million gallons. Further, as a development stage corporation with limited sales to date, we will need our existing cash resources to support our intended sales efforts from our existing plant in Magnolia, Ohio as well as other working capital needs. While Management anticipates generating meaningful operating cash flow in 2011, we cannot provide any assurances that this will occur. Accordingly, we must secure additional financing before proceeding with the costs of a second production facility. We cannot assure our plans, including establishment of the additional plant, will succeed. See “Risk Factors” under “Item 1A”.

Description of the Traditional Biodiesel Industry and Markets

The biodiesel industry is relatively new and unknown. In 2010, the biodiesel industry reported that it produced an estimated 311 million gallons of biodiesel, constituting only a fraction of the roughly 60 billion gallon per year U.S. diesel fuel market. Due to the recent economic downturn and other factors, many competitors’ plants are currently closed and many do not currently operate at full capacity.

Biodiesel, in general, is a high-lubricity; clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel. Biodiesel that is in neat form is typically designated in the marketplace as B100. The “100” indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum-based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For example, “B20” indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.

G2 Diesel compared to Traditional Biodiesel

Proprietary Manufacturing Process

Our manufacturing process uses a proprietary mixture of soybean oil, ethanol alcohol and a secret catalyst at room temperature. Our processing method differs from the traditional forms of producing biodiesel. Other producers also use a form of animal or vegetable based oil and a toxic petroleum derived methanol during processing, which must be removed and separated through heating and washing before the completion of the manufacturing process. Our manufacturing process; which does not use water to wash the fuel, eliminates toxic wastewater production, which is a significant cost commonly associated with conventional or traditional biodiesel production.

Competitive Advantages

Though we may face competition from larger more established providers of biodiesel with greater resources and penetration, Management believes competitive advantages of the company’s G2 Diesel are multi-faceted. Our proprietary manufacturing process produces a clean natural fuel that testing has shown, reduces harmful emissions produced by diesel engines. The company’s production process is cost efficient, it produces no waste water and it does not require natural gas, which is a costly component used by others in manufacturing biodiesel fuel. Also, our G2 Diesel has a lower Gel Point of -9°F versus competing biodiesel products that have a Gel Point of approximately 27-30°F. The lower Gel Point allows our G2 Diesel to be used under colder driving conditions than other competing products which cannot be used in cold weather months.

Pricing of G2 Diesel

Management believes that our G2 Diesel commands a pricing premium when compared to other biodiesel products due to the competitive advantages outlined above. The selling price per gallon is determined by the cost of soybean oil, ethanol and catalyst. We build our pricing model based primarily on these raw material commodity prices. We have developed our pricing model to trend with the feedstock prices. When our feedstock prices rise or fall, the pricing model adjusts to preserve the desired margins. Soybean Oil has historically trended with petroleum oil. It is anticipated that our selling price would increase or decrease in the same manner as #2 diesel fuel. We can provide no assurances that we will be able to maintain our profit margins and increase the sales price of our G2 Diesel at times of rising feedstock costs. See “Risk Factors” under “Item 1A”

Blending of G2 Diesel with traditional #2 diesel fuel

G2 Diesel blends especially well with traditional #2 diesel fuel. The viscosity of the two fuels are very similar and allow the two fuels to splash blend, which means the fuel blends with no induced agitation. This is one important attribute that differentiates the G2 Diesel product from the rest of the Biodiesel industry. Many of our competitor’s products do not have a viscosity similar to diesel and therefore their product does not blend well with diesel.

We intend to sell our product as a 99 – 100% bio-fuel and do not plan to blend our product with any traditional #2 diesel fuel at the company’s facilities. We are prohibited by court order from selling our G2 Diesel as an additive until after May 22, 2011. See “Risk Factors.” We expect that customers may on their own accord choose between a 2% – 20% blend with traditional #2 diesel fuel, with a limit of 5% G2 Diesel blend for on road use. The customer will be responsible for blending their traditional #2 diesel fuel with the G2 Diesel purchased from us and pumping the blended fuel to their vehicle or vessel. This can be done by the end user and/or their current fuel distributor. Our G2 Diesel fuel will be sold as fuel in this regard and will be subject to applicable fuel taxes.

Consistency of feedstock

We currently use soybean oil as our feedstock. We believe that the quality control procedure for our feedstock is essential to the production of a quality fuel. Other producers in the industry will use multiple feedstock of differing quality, mainly to minimize their material costs. This can lead to an inconsistent finished fuel product which performs differently with each change of materials. The control and consistency of feedstock quality is a key attribute to making a high quality fuel.

The effect of cold flow on biodiesel markets

Biodiesel produced from traditional means using various feed stocks have different cold flow properties, depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point or Gel Point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel flows better in colder temperatures. The pour point of 100% traditional soy oil based biodiesel is approximately 27°F to 30°F. Based on recent independent testing conducted by a third party laboratory, the pour point of 100% G2 Diesel is -9F. G2 Diesel’s pour point provides a great advantage in cold climate markets.

Current Bio-diesel Markets and Competition

Biodiesel Markets

Wholesale Market / Biodiesel Marketers. The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States.

Retail Market. The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and “jobbers,” which buy products from manufacturers and sell them to retailers for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for us to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;
•	additional storage facilities for biodiesel;
•	increases in truck fleets capable of transporting biodiesel within localized markets;
•	expansion in refining and blending facilities to handle biodiesel; and
•	growth in service stations equipped to handle biodiesel fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for biodiesel, impede delivery of biodiesel, impose additional costs on or otherwise negatively affect our proposed results of operations or financial position.

Government/Public Sector. The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of the Energy Policy Act.

We anticipate that the Renewable Fuel Standard may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that the Renewable Fuel Standard will increase demand for biodiesel.

Competition from Other Fuel Sources and Additives

If a new fuel is developed to compete with biodiesel; it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.

Renewable diesel is another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. According to a February 2009 report from the DOE’s Alternative Fuels & Advanced Vehicles Data Center, renewable diesel is close to full commercialization as manufacturers continue to modify and expand research and development.

We currently market and sell our G2 Diesel as a fuel, which is taxed as fuel. Commencing on or after May 22, 2011, the expiration date of a settlement agreement and court order prohibiting us from selling our G2 Diesel as a special additive, which is described below, we may choose to compete with producers of other diesel additives, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive and, thus, we are unlikely to enter this market in the future.

Competition with Other Biodiesel Producers

We operate in a very competitive environment. We face competition for capital, labor, management, feedstock (such as soy oil) and other resources. Some of our competitors may be substantially larger than us and may have significantly greater name recognition and financial, sales and marketing, technical, and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to biodiesel development, promotion and sale of their products. In 2010, approximately 311 million gallons of biodiesel was reported to be produced in the United States. Biodiesel plants are currently operating throughout the United States. We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. We also compete with food manufacturers to obtain our supply of soy oil as feedstock.

We must compete with other biodiesel producers not just in the sale of our bio-fuel, but also in the acquisition of soybean oil and other raw materials. A majority of plants, and many of the largest producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock.

Some of our competitors have soy-crushing facilities and are thus not reliant upon third parties for their feedstock supply. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our feedstock. Such vertical integration provides certain competitors with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstock increase.

Currently, there are other active biodiesel plants in Ohio. Because of recent adverse economic conditions and other factors affecting the biodiesel industry, a few plants in Ohio and many across the country have either curtailed production or stopped production completely. Nevertheless, Management believes that with an increase in the public’s desire to use bio-fuels, the current environment allows a new product like G2 Diesel to obtain a market share in a struggling industry.

Primary Co-Product — Glycerin

Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care products, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin.

Glycerin Competition

It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. Over the past few years, as biodiesel production has increased, the glycerin market has become increasingly saturated. Excess glycerin production capacity may limit our ability to market our glycerin co-product, and we may even be forced to pay to dispose of our glycerin. Low glycerin prices may also limit our ability to generate revenues through the sale of our by-product. This may negatively affect the profitability of our business.

Sources and Availability of Raw Materials

Soybean Oil Costs and Supply

The cost of feedstock is the largest single component of the cost of biodiesel production. We expect that soybean oil will continue to be our primary feedstock unless we are able to successfully procure and process alternative feedstock and achieve the desired performance of the fuel. As a result, our pricing per gallon has been, and will likely continue to be, particularly susceptible to changes in the price of soybean oil. The twenty-year average price for soybean oil is approximately $0.23 per pound. However, in June 2008, soybean oil reached a new high of $0.62 per pound, and is once again approaching $0.60 per pound and are expected to remain volatile. The March 2009 Oil Crops Outlook report prepared by the USDA states that the February 2009 average soybean oil price was $0.29 cents per pound. The chart below shows U.S. soybean oil prices over the past twelve years:

U.S. Soybean Oil Prices

UPDATE ABOVE AND BELOW IF AVAILABLE

Marketing Year	Price (cents)

1997/98	25.80
1999/00	15.16
1900/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.42
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009/10	34.0 - 38.0(1)

(1)	Preliminary Price. Data provided by USDA, Oil Crops Outlook Report, May 12, 2010.

We believe that continued increases in the price of soybean oil will result in us increasing the selling price of G2 Diesel. G2 Diesel pricing has historically trended with petroleum diesel fuel pricing. If crude oil should increase by 10%, our pricing model will generate a very similar percentage increase in G2 Diesel price, as the result of a similar percentage increase in soybean oil. Management believes that the the benefits in fuel efficiency and maintenance costs exceed the incremental cost increase to the customer of a 5% blend of G2 Diesel with traditional #2 diesel fuel. We have explored the possibility of acquiring technology for or otherwise obtaining other feedstock for our G2 Diesel production process. However, our research thus far has determined that the performance characteristics are best achieved through the use of soybean oil. We expect to purchase our soybean requirements from multiple available sources in the United States.

Ethanol and Catalyst Costs and Supply

The production of biodiesel at our plant requires ethanol and a catalyst. We have experienced no difficulties in obtaining adequate supplies of ethanol or our catalysts used to produce finished products. As we have in the past, we expect to purchase our ethanol and a catalyst from multiple qualified sources.

Patents, Trademarks and Licenses

Our proprietary products and processes are protected primarily by a combination of trademark, patent applications and trade secret rights.

As of March 31, 2011, we have patent pending applications with the United States Patent and Trademark Office and in Canada, each under an application number of #12/680,526 as well as an application pending in Geneva, Switzerland (case # PCT/US2008/054204 with an international publication #WO/2009/042242) and applications pending in the European Patent Office (application #08730077.8), Columbia (application # 10051.71), Ecuador (application # sp-10-10134), India (application # 2857/Delnp 12010), Australia (application # 2008305557), Brazil (application #PI0817449-0), Chile (application #315-2010), China (application # 200880116324.4), Hong Kong (application #11102335.7), Indonesia (application # W00201001360), Israel (application #204704), Japan (application #2010-526975) and Mexico (application #MX/a/2010/003469),

We will consider additional filings in the future as conditions permit. We place considerable importance on appropriately protesting our technologies, products and/or processes. Our success will depend at least in part on our ability, and the ability of any of our licensees, to obtain and keep property rights in our products and processes, which permit us to exclude others from taking commercial advantage of what we consider to be our inventions, and prevent others from using our trade secrets; if we fail to secure patents and other intellectual property rights that cover our products and technologies, we may be unable to derive as much financial return on commercialization of our products as we would if such rights were obtained. The standards which the United States Patent and Trademark Office and similar offices of other countries utilize in deciding whether to grant patents can change, which may result in us being unable to determine the type and extent of any future patent claims that will be issued to us or to our licensees in the future, if any patent claims are issued at all, and the fees associated with filing and prosecuting patent applications may increase significantly, which might result in us incurring higher expenses and adversely affect our intellectual property strategy.

The commercial success of our products might also be affected by the intellectual property rights of others. We intend to operate in a way that does not result in willful infringement of the patent, trade secret or other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to any products or processes. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

There is a risk that the court will decide that we are infringing the third party’s patents and order us to stop the infringing activities. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents. Moreover, there is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our products, technologies or other matters. See “Risk Factors” under “Item 1A”.

Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications or in issued patents, we may be required to participate in interference proceedings in the USPTO to determine priority of invention. An adverse outcome in an interference proceeding could require us to cease using the technology, to license rights from prevailing third parties, and/or to lose exclusive rights in our products or processes. There is no guarantee that any prevailing party would offer us a license or that such a license, if made available to us, could be acquired on commercially acceptable terms.

We maintain confidentiality agreements with our employees, consultants, affiliates, customers and business partners. Any confidentiality agreements required of our employees and that we enter into with other parties may not provide adequate protection for our future trade secrets, know-how or other confidential information or prevent any unauthorized use or disclosure or the unlawful development by others. If any of our confidential intellectual property is disclosed, our business may suffer. In addition, certain of our present and future scientific and management personnel may have been previously employed by other companies where they conducted research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade-secret violations and other claims relating to the intellectual property rights of these companies.

Government Regulations

Renewable Fuel Standard

The Energy Policy Act of 2005 created the Renewable Fuel Standard (“RFS”) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act (“EISA”) expanded the existing Renewable Fuel Standard to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the Environmental Protection Agency (“EPA”) announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements.

We anticipate that the Renewable Fuel Standard may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

The Renewable Fuel Standard system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades Renewable Identification Numbers (RINs), either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The Environmental Protection Agency has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).

Biodiesel Tax Credits

The Volumetric Ethanol Excise Tax Credit (VEETC) provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. The VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. The excise tax credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the excise tax credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The VEETC expired on December 31, 2009; however, in 2011 Congress granted an extension of the agri-biodiesel credit through December 31, 2011. Regarding this matter, we believe there is uncertainty about whether new legislation will be passed to extend this credit beyond 2011. See “Risk Factors.”

State Legislation

Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota is one such state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all traditional #2 diesel fuel sold in the state contain a minimum of 2% biodiesel. The G2 Diesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.

Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

Effect of Government Regulation

Environmental laws aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact diesel engines. However, biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock to satisfy the requirements.

Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations which could increase our operating costs and expenses, or might eliminate provisions such as the Clean Air Act Amendments that may promote the use of biodiesel. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (“OSHA”) governs our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.

The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives. G2 Diesel, as well as other biodiesel fuels on the market, has inherent lubricating properties when blended with #2 Diesel fuel.

EMPLOYEES

As of March 31, 2011, we have 11 full-time employees.

Settlement Agreement and Court Order

We have been advised by Clayton R. Livengood, Jr., Susan Livengood and Aaron Harnar, the founders and former control principals of 11 Good’s Energy, LTD, that Mr. Harnar was formerly employed by Royal Lubricants & Supplies Inc. which had a contract to sell certain lubricant and related products of Renewable Lubricants Inc. to the exclusion of any competing products. Mr. Harnar left the employment of Royal and joined 11 Good’s Energy, LTD. Renewable Lubricants commenced a law suit in the Court of Common Pleas, Stark County, OH, as Plaintiff, against Defendants, namely, Royal Lubricants, 11 Good’s Energy, LTD, Mr. Clayton Livengood, Mr. Aaron Harnar and Mrs. Susan Livengood, its former principal owners. On May 22, 2006, the parties, pursuant to an agreed upon Judgment Entry and Court Order, settled their dispute, agreed to mutual general releases and a permanent injunction. In accordance with the Settlement Agreement, the Defendants agreed to the following terms:

•

Defendants shall not directly or indirectly for five years from May 22, 2006, entry blend or manufacture bio-based or petroleum based lubricants, greases, fuel conditioners, additives, and cleaners (fuels and glycerin and glycerol are excluded);

•

11 Good shall not blend or manufacture lubricants, greases, fuel conditioners, additives, and cleaners using glycerin and glycerol for a period of two years from May 22, 2006, which time period has expired;

•

Mr. Harnar shall never for his lifetime disclose Plaintiff’s formulas and processes for bio-based or petroleum based lubricants, greases, fuel conditioners, fuel and additives, and fuel cleaners to any of the other Defendants or any entity or person; and

•

Defendants shall not sell bio-based lubricants, greases, fuel conditioners, fuel additives, and fuel cleaners for two years from May 22, 2006 (unless such products are purchased from Plaintiff), which time period has expired.

As a result of the passage of time, the aforementioned Settlement Agreement and Court Order currently prohibits us from selling our G2 Diesel as an additive to other fuel products. Since the company intends to sell our G2 Diesel as fuel and not as an additive to other products, Management does not believe that the Settlement Agreement and related Court Order will affect our operations in any material capacity. After May 22, 2011, the company may seek to sell its G2 Diesel as an additive and to compete in this market, although it has no present intention of doing so. See “Risk Factors” below.

Item 1.A Risk Factors

An investment in our Common Stock involves major risks. Before you invest in our Common Stock, you should be aware that there are various risks described below. You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our Common Stock. You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and our business. Any of the following risks could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

We have a limited operating history, and our business may not be as successful as we envision.

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. Our limited sales to date have resulted from government organizations, municipalities and corporations testing our bio-fuel product as described herein. In this respect, from May 23, 2007 (date of inception) through December 31, 2010, our revenues have totaled $470,000 and our deficit accumulated during our development stage was $16,551,567. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have yet to attain profitable operations and may need additional financing to support our sales and marketing efforts.

We have a history of losses from operations and an accumulated deficit of $16,551,567 at December 31, 2010. As of March 31, 2011, we are operating one production facility, have 11 employees, with a burn rate of approximately $285,000 per month. While our G2 Diesel fuel and its related manufacturing process is fully developed in each of 2009 and 2010, we paid $200,000 toward research and development activities to one vendor to find ways to improve the cost effectiveness of the manufacturing process and the feedstock utilized therein. We also paid $200,000 toward independent testing of our product. We incurred total research and development expenditures of $543,401 and $238,208 for the years ended December 31, 2010 and 2009, respectively. While the Company anticipates more substantial revenues will result by the end of 2011 as a result of the completion of product testing, our ability to achieve profitable operations may depend on our ability to raise additional financing, on terms satisfactory to us, particularly if cash flow from operations is less than expected by management. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

We have a need for substantial additional financing to build a second production facility.

Our plan of operation contemplates our locating, purchasing (or leasing) and building a second production facility, the costs of which will vary based upon the size of the plant, but together with initial operating capital to run the plant, is estimated at approximately $6,000,000. The second production facility will be built only if we are able to locate a suitable site and obtain sufficient additional debt and/or equity financing on terms satisfactory to us. While we have working capital (total current assets less total current liabilities) of $850,340 at December 31, 2010, the costs of a new production facility would exceed this amount, with the actual cost of this new facility depending upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant. Further, as a development stage corporation with limited sales to date, the company will need its existing cash resources to support our intended sales efforts from our existing plant in Magnolia, Ohio. Accordingly, we will require additional financing estimated at $6,000,000 for the construction of a second facility and to support our expanded operations. We can provide no assurances the company will be able to obtain adequate additional financing on terms satisfactory to us, if at all. Failure to obtain the required additional financing will cause us to be unable to have a second production facility necessary to meet our anticipated growth in production capacity and sales projections, adversely affecting our ability to meet our profitability goals for future years.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered pubil accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependant of our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operaions. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our products may not be accepted by the biodiesel industry as a premium product, if at all.

The company’s proprietary manufacturing process and resulting G2 Diesel product is new to the biodiesel industry and is unproven in the industry as a biodiesel fuel product and premium fuel product. In 2009 & 2010, we paid a total of $200,000 for tier one health effects testing in comparison with other fuels. As a new and unproven fuel product, the industry may not accept our G2 Diesel fuel as a premium product, if at all.

Our sales orders are dependent upon successful results of testing programs of our G2 Diesel undertaken by governmental organizations and municipalities and other companies.

Our G2 Diesel testing programs include corporate and governmental organizations and municipalities which have completed testing in the past three years or will be completing in the next few months. We are also conducting a test with a fleet of urban buses in Mexico. These programs all have in common the testing of our G2 Diesel at various percentage mixtures when blended with traditional #2 Diesel fuel for the purpose of assessing and evaluating under actual usage conditions in buses, car ferry services, trucks and railroads, each of the following:

•	power, performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Management believes that our G2 Diesel (B100) will provide more power, lower emissions of pollutants and better fuel economy than 100% traditional #2 diesel fuel. However, the current price of about $5.00 per gallon for G2 Diesel in comparison to $3.50 per gallon for traditional #2 diesel fuel will influence customers of our products to blend our G2 Diesel fuel with traditional #2 diesel fuel to find the right balance of cost, performance, emissions and fuel economy. We can provide no assurances that additional testing by our prospective clients will be successful and result in sufficient sales orders to support our operations.

Consistency of feedstock is a key attribution in making a high quality fuel product.

We currently use soybean oil as our feedstock. We believe that the quality control procedure for our feedstock is essential to the production of a quality fuel. Other producers in the industry will use multiple feedstock of differing quality, mainly to minimize their material costs. This can lead to an inconsistent finished fuel product which performs differently with each change of materials. The control and consistency of our feedstock quality is a key attribute to making a high quality fuel product that customers will buy.

There may not be an adequate supply of soybean oil feedstock to supply the demands of the food and biodiesel industries, which could threaten the viability of our operations.

In the future, there may not be an adequate supply of soybean oil feedstock to supply the demand of the food products and biodiesel industries. In this respect, any growing season disruptions, such as drought or natural disaster(s), could cause the availability of soybean oil to become more costly and difficult to procure. Consequently, the price of feedstock may rise to the point where it threatens the viability of our pricing model. If we experience a sustained period of shortages of feedstock and high feedstock costs, such pricing may significantly limit our ability to market our product and to compete effectively.

We have no firm contracts to purchase our G2 Diesel or crude glycerin by-product and we can provide no assurances that we will be able to sell our products at or near its stated capacity, if at all.

As of December 31, 2010, we have no significant firm long-term contracts or backlog of orders to purchase our G2 Diesel fuel or our crude glycerin by-product. We are currently building relationships with trucking and bus fleets, marine diesel and rail companies requiring locomotive diesel fuel. We can provide no assurances that there will be sufficient order flow of G2 Diesel fuel or glycerin by-product to support our intended operations or that we will be able to operate profitably and/or on a positive cash flow basis in the future.

Our business is not diversified and we are dependent upon the operation of our existing plant in Magnolia, Ohio to produce biodiesel and glycerin for sale.

Our success depends largely on our ability to profitably operate our existing biodiesel plant in Magnolia, Ohio. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel. If we are forced to continue to operate at significantly less than capacity or cease operations at our biodiesel plant for any reason, our ability to produce sales revenue would be adversely affected. In such an event, our stockholders could lose some or all of their investment.

Volatility in pricing, supply and demand could harm our ability to generate sales and profits.

Our revenues will be greatly affected by the price at which we can sell our biodiesel and crude glycerin by-product. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, level of government support, and the availability and price of competing products, such as diesel fuel. Increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits. Over supply of our crude glycerin by-product could result in us being forced to pay third parties to dispose of our crude glycerin by-product.

Technological advances could cause our plant to become uncompetitive or obsolete.

It is possible that technological advances in the procedures for processing biodiesel could make the processes that we utilize at our plant less efficient or obsolete. Our Magnolia, Ohio plant is a single-purpose facility and has no use other than the production of biodiesel and crude glycerin. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be in the future less efficient than those of our competitors. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which may be unavailable and/or could result in significant expenditures. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Intense competition in the biodiesel industry may affect our ability to sell biodiesel at profitable prices.

We operate in a very competitive environment. We face competition for capital, labor, management, feedstock (such as soy oil) and other resources. Some of our competitors may be substantially larger than us and may have significantly greater name recognition and financial, sales and marketing, technical, and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to biodiesel development, promotion and sale of their products.

Our operating subsidiary is subject to a settlement agreement and agreed upon court order preventing the use of our G2 Diesel products from being sold as a specific purpose additive.

Our operating subsidiary is subject to a settlement agreement of a previous price dispute and agreed upon court order (which includes a permanent injunction) expiring on May 22, 2011, preventing us from selling our G2 Diesel fuel as a fuel additive. The same agreement and related court order also prohibits one of our employees from ever disclosing Renewable Lubricants, Inc.’s trade secrets consisting of formulas and processes for bio-based and petroleum based lubricants, greases, fuel conditioners, fuel additives and fuel cleaners to us or any other entity or person. We can provide no assurances that the sale of our products, as fuel and which is taxed as fuel; will not be determined by a court of law to be an additive or otherwise in violation of the Court Order. Any such violation of the Court Order as determined by a court of law could materially and adversely affect our operations.

Competition from other sources of fuel and diesel fuel lubricity additives may decrease the future demand for our biodiesel.

The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives. G2 Diesel, as well as other biodiesel fuels on the market, has inherent lubricating properties when blended with #2 Diesel fuel. By settlement agreement of a previous private dispute and agreed upon judgment filed in Stark County, Ohio, our operating subsidiary agreed that our G2 Diesel fuel must be sold by us as fuel and it may not be sold by us as a special additive until after May 22, 2011. At that time, although we have no current plans, our G2 Diesel may compete with producers of diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Due to such competition, it may be difficult in the future to market our biodiesel to function in lieu of petroleum-based additives, which could adversely affect our ability to generate revenues.

Because our activities may involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages. Our future research and development activities may involve the controlled use of potentially harmful biological materials as well as hazardous materials or chemicals. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant. Our proven practices when handling these materials has shown to mitigate these risks.

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel.

In colder temperatures, lower percentage biodiesel blends are recommended to avoid fuel system plugging. This may cause the demand for biodiesel products in northern markets to diminish during the colder months. The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks, which could result in higher storage costs.

Excess production of glycerin may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin.

As biodiesel production increases, the glycerin market becomes more saturated, resulting in significant declines in the price of glycerin. Excess glycerin production capacity may limit our ability to market our glycerin by-product, and even result in us paying for the disposal of glycerin, which would negatively impact our revenues and gross profit margins.

Increased insurance risk could negatively affect our business.

Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our proposed business.

The loss of key management personnel could harm the company’s business and prospects.

The company’s success may be dependent upon its ability to retain the services of its key executives and founders, in particular, the services of Frederick C. Berndt, the company’s Chief Executive Officer, Gary R. Smith, the company’s Chief Operating Officer, and Daniel T. Lapp, the company’s Chief Financial Officer. The ability of the company to pursue its business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the company will be able to retain or recruit such personnel.

Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units.

The biodiesel industry and our business are assisted by various federal biodiesel incentives such as the subsidy biodiesel producers. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce profits by making it more costly or difficult to produce and sell biodiesel.

Business expansion poses numerous risks that could limit the company’s growth and financial prospects.

The company’s management intends to aggressively expand the company’s business as capital resources permit. The company may not be successful in managing any future growth or raising additional capital. In order to manage this expansion and to grow in the future, the company will need to expand or enhance management, manufacturing, research and development and sales and marketing capabilities. The company may not be able to hire the management, staff or other personnel required to do so. As the company grows it may not be able to install adequate control systems in an efficient and timely manner, and current or planned operational systems, procedures and controls may not be adequate to support future operations or new acquisitions. Difficulties in installing and implementing new systems, procedures and controls may significantly burden management and internal resources.

Our operations are subject to various regulatory schemes, including environmental regulations, and failure to comply with such regulations could harm our business, results of operations and financial condition.

All phases of designing, constructing and operating biodiesel production facilities present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our directors, officers and employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operations.

The obstacles to procurement and enforcement of our intellectual property and proprietary rights that we have or may develop could harm our competitive position by allowing competitors access to our proprietary technology that we may develop and to introduce competing products. Costly litigation may be necessary to protect our intellectual property rights. We may be subject to claims alleging the violation of the intellectual property rights of others.

Our products and related intellectual property rely primarily on a combination of trademark, copyright, patent and trade secret laws and other methods to protect our proprietary rights. As of March 31, 2011, we have pending U.S., international Patent Cooperation Treaty (PCT), Canadian, Ecuador, Columbia, India, European Union, Australia, Brazil, Chile, China, Hong Kong, Indonesia, Israel, Japan and Mexico, and we are considering additional filings in the future. We place considerable importance on obtaining patent and trade secret protection for our technologies, products and/or processes. Our success will depend at least in part on our ability, and the ability of any of our licensors, to obtain and keep proprietary rights in our products and processes, which permit us to exclude others from taking commercial advantage of what we consider to be our inventions, and prevent others from using our trade secrets; if we fail to secure patents and other intellectual property rights that cover our products and technologies, we may be unable to derive as much financial return on commercialization of our products as we would if such rights were obtained. The standards which the United States Patent and Trademark Office and similar offices of other countries utilize in deciding whether to grant patents can change, which may result in us being unable to determine the type and extent of any future patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all, and the fees associated with filing and prosecuting patent applications may increase significantly, which might result in us incurring higher expenses and adversely affect our intellectual property strategy.

The commercial success of our products might also be affected by the intellectual property rights of others. We intend to operate in a way that does not result in willful infringement of patent, trade secret or other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to any products. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

A third party may claim that we are using inventions in which it has patent rights and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and order us to stop the infringing activities. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents. Moreover, there is no guarantee that the prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our products, technologies or other matters.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

We are subject to government regulations creating burdensome costs.

Various aspects of our operations are or may become subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming, expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

We may suffer losses from product liability claims if our products cause harm.

Any of our products that we may sell and develop in the future could cause adverse events and could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of bio-fuel products. We do have insurance policies in place to mitigate these risks. We may not be able to avoid product liability claims. A successful product liability claim brought against us may cause us to incur substantial liabilities and, as a result, our business plan may fail.

Our securities have no public market.

Our common stock are “restricted securities” and may not be sold and/or transferred except pursuant to an effective registration statement or an exemption under the Securities Act of 1933, as amended (the “Securities Act”) Act and applicable state or “blue sky” laws. April 1, 2011, there is currently no market for any of our common stock. In the event that no public market develops for our common stock, then investors may have to hold on to their investment in our securities for an indefinite period of time. There are no current or future plans to attempt to establish a public market for the company’s outstanding warrants.

We have never declared or paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

If an established trading market for our common stock does develop, trading prices may be volatile.
In the event that an established trading market develops in the future, of which there can be no assurances given, the market price of our shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock may vary greatly. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income/loss levels are below analysts’ expectations;
•	general economic slowdowns;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts; and/or
•	strategic partnerships, joint ventures or capital commitments.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain Commission rules applicable to penny stocks.

To the extent the price of our common stock may in the future have a public market price below $5.00 per share or we have a net tangible assets of $5,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market should one develop and they limit the liquidity of our shares of common stock.

The perception of future sales of registered securities by security holders could lead to a decline in the price, if any, of our common stock.

Future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock.

The price of common stock may fluctuate significantly, which could result in substantial losses for our stockholders and subject us to litigation.

The market price, if any, of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The various stock markets in general have, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of alternative energy technology companies such as ours have been extremely volatile. In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

The requirements of being a public company may strain our resources and distract our management.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires regular management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Item 3. Legal Proceedings

We are currently not subject to any threatened or pending legal proceedings. Nevertheless, we may from time-to-time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Reserved

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

          On September 30, 2010, the Company became a reporting company under the Securities Exchange Act of 1934. Subsequent to that date, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) filed a Form 211 to have our securities listed for trading on the OTC Bulletin Board. A symbol of “ELVN” has been assigned to our Common Stock; however, trading has not commenced on the OTC Bulletin Board as of the filing date of this Form 10-K. No market information is being provided since our Common Stock had no public market during the past two fiscal years.

          As of March 31, 2011, there were 344 stockholders of record for our common stock. The Company’s transfer agent for the Common Stock is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

Dividend Policy

          To date, the Company has not declared or paid any dividends on its Common Stock. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company’s business operations.

Recent Sales of Unregistered Securities

          Since May 23, 2007 (date of inception) through December 31, 2010, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

May 2007	Common stock	10,000,000 Shares	$1,000; no commissions paid.	Section 4(2)(1)	Not applicable.

May 2007	Preferred Stock	11,000,000	$1,000; no Commissions paid.	Section 4(2)(2)	Not applicable.

2007 - 2009	Debentures	$7,930,000 debentures	$643,700 of finder’s fees and commissions paid.	Rule 506 (4)

Notes are convertible at $2.55 per share. Each note holder also received one warrant exercisable at $2.55 per share and expiring June 30, 2012 for each common share issued or issuable upon conversion of the note.

2009 and 2010	Common stock and warrants	3,977,333 shares and 1,988,667 warrants	$11,932,000; $1,193,200 commission paid.	Rule 506 (4)	Warrants exercisable at $4.50 per share through June 30, 2012

2009 and 2010	Common stock and warrants	2,548,513 shares; 3,228,523 warrants	Conversion of debt totaling $6,498,709; no commissions paid.	Section 3(a)(9)(5)	Warrants exercisable at $2.55 per share through June 30, 2012.

April 2010	Placement Agent Warrants	686,239 warrants	Services rendered in conjunction with the sale of stock. (6)(8)	Section 4(2)	Five year Warrants exercisable from $2.55 to $4.50 per share.

2009	Common stock options	500,000 options	Services rendered, valued at $200,205; no commissions paid. (7)	Section 4(2)	Three year options exercisable at $3.00 per share.

(1)

Securities sold to sophisticated investors, including our Chief Executive Officer and director (9,050,000 shares), other directors (400,000 shares), legal counsel (50,000 shares) and consultants/employees (500,000 shares).

(2)	Securities sold solely to Frederick C. Berndt, our Chief Executive Officer, founder and a director of the Company.

(3)

Each of the certificates issued or to be issued representing the securities in the transactions listed above bears or will bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in each of the transactions listed above represented to us or will be required to represent to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had or have adequate access, through their employment or other relationship with our company, the selling agent and/or through other access to information provided by our company, to information about our company.

(4)	Sales were to accredited investors as defined under Rule 501. A Form D was filed with the SEC within 15 days of the first sale.

(5)

Existing securities holders (i.e. debenture holders who were accredited investors) converted their debt into common stock and warrants without any commissions or other remuneration being paid or given directly or indirectly for soliciting such exchange.

(6)	Sophisticated persons received warrants in connection with certain fund raising events.

(7)	These options were issued to directors of the Company.

(8)	Stock issuance cost was debited and credited to Additional Paid in Capital for the value of the agency warrants, resulted in no net impact on the financial statements.

Recent Purchases of Securities

From May 23, 2007 (date of inception) through December 31, 2010, there have been 955,322 shares repurchased pursuant to transactions described under “Certain Transactions” and in the table below.

Date	Total # of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plans	Maximum number or dollar amount that may yet be purchased under the plans

Oct. 2009	450,000	$1.00	450,000	(1)
Dec. 2009	425,000	2.00	425,000	(1)
Feb. 2010	50,000	2.45	50,000	(1)
Aug. 2010	30,322	2.48	30,322	(1)

(1) At the time of each transaction, the company did not plan to repurchase any additional shares of our common stock.

Item 6. Selected Financial Data

          Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause our actual results in future periods to differ materially from forecasted results.

Forward-Looking Statements

          The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company’s plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Overview

11 Good Energy, Inc. is a Delaware corporation formed on May 23, 2007 for the purposes of developing, testing, manufacturing and distributing bio-fuel with energy related plans and pursuits relying on the commercialization of our proprietary fuel product, G2 Diesel, as discussed herein.

On October 23, 2007, we completed the purchase of an existing biodiesel manufacturer, 11 Good’s Energy, LTD, a limited liability company (becoming our subsidiary), formed in the State of Ohio in February 2006. Historically, our subsidiary has been a development stage company, which has primarily engaged in research activities to develop a proprietary manufacturing process to produce bio-fuel for diesel applications.

In early 2008, we began construction of our current manufacturing facility at the location of our operating subsidiary in Magnolia, Ohio (Magnolia Plant). The enacting of new fire suppression regulations required us to invest over $1,500,000 in additional infrastructure not anticipated in the original capital expenditure budget. In addition, we ceased plant construction and operations from November 2008 to October 2009 in order to secure the financing and make the necessary changes to the fire suppression system and design of the Magnolia Plant. This plant opened in November 2009 and is capable of producing between 4,600,000 and 6,400,000 gallons of G2 Diesel fuel. Since opening the plant, we have produced 175,000 gallons of G2 Diesel fuel.

Acquisition of 11 Good’s Energy, LTD

As a result of the purchase of 11 Good’s Energy, LTD all of the assets, liabilities and proprietary technology of 11 Good’s were transferred to us by the former partners of 11 Good’s in exchange for cash of $611,900, $111,230 in assumed liabilities and 4,285,714 shares of common stock of the company valued at $429. The assets and liabilities of 11 Good’s were recorded at fair market value at the time of acquisition. 11 Good’s is our sole subsidiary and operations and the management of 11 Good’s and us are the same. The consolidated financial statements include the accounts of us and our wholly-owned subsidiary and all intercompany balances and transactions have been eliminated.

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill. Management determined the fair values assigned to inventory based upon selling prices less cost of disposal and the Company’s profit allowance and the case of work in process less cost to complete. The Fair value of plant and equipment are based on current replacement costs. The Company does not amortize goodwill. The Company recorded goodwill in the amount of $639,504 as a result of the acquisition of 11 Good’s Energy LTD during the year ended December 31, 2007. The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Development Stage Company - Product Development

We are currently in the development stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through December 31, 2010, our revenues have totaled $470,000 and our deficit accumulated during our development stage was 16,551,567. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. As of the filing date of this Form 10-K, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

There were no employee stock options and employee stock purchases granted to employees and directors during the period from May 23, 2007 (date of inception) through December 31, 2008. On July 22, 2009, the company granted 500,000 stock options to outside directors at an exercise price of $3.00 per share. We recorded the fair value of $200,205 as compensation expense for the year ended December 31, 2009, as a result of this transaction. These options are for a period of three years and are fully vested. There were no unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

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

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Years ended December 31,

	2010	%	2009	%

Revenue	$292,066	100%	$84,218	100%
Cost of goods sold	747,783	>100%	70,162	83%

Gross profit	(455,717)	>100%	14,056	17%

Operating expenses:
Selling, general and administrative	6,054,480	>100%	3,580,932	>100%
Research and development	543,401	>100%	238,208	>100%
Depreciation and amortization	126,052	43%	64,744

Total operating expenses:	6,723,933		3,883,884

Net loss from operations	(7,179,690)		(3,869,828)

Other income/expense:
Interest, net	(6,932)	2%	(2,789,030)	>100%
Other income	20,957	7%	109,049	>100%

Net loss	$(7,165,625)	>100%	$(6,549,809)	>100%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The increase in revenues in 2010 of $207,848, or 247%, is primarily due to the increased number of companies, organizations and municipalities testing our product.. Many of these testing programs were completed in the last three fiscal years, while often testing is continuing. Management believes that the results of these testing programs have resulted and will continue to result in increased demand and sales orders for our G2 Diesel at premium prices which as of December 31, 2010 is approximately $5.00 per gallon compared to traditional #2 diesel fuel currently priced at approximately $3.50 per gallon.

Cost of goods sold was $747,783 and $70,162 for 2010 and 2009, respectively, or 256% of revenues for the year ended 2010 and 83% of revenues for the year ended 2009. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production. The increase in cost of goods sold as a percentage of sales for 2010 is primarily due to the company’s increase in manufacturing depreciation from the Manufacturing facility being operational the entire year in comparison to only one month in 2009. Manufacturing depreciation was $275,277 in 2010 all of which was recorded as Cost of Goods Sold. Also, due to the testing programs extending to 2010 and 2011 and the discounted pricing for test fuel, margins have remained slight in 2010. We expect margins to improve once we have sales contracts in place after the testing programs are complete.

Gross loss was $(455,717) in 2010 as compared to a gross profit of $14,056 in 2009. Gross loss as a percentage of revenues was 156% and gross profit as a percentage of revenues was 17% for the years ended December 31, 2010 and 2009, respectively. Over the past three years and continuing in 2010 gross margins have continued to be a small percentage of total revenues. In addition; gross margin percentages will vary from period to period depending upon the extent of fuel testing with potential customers and the pricing offered by the company. Also, we experienced an increase in Manufacturing Depreciation of approximately $250,000 recorded as Cost of Goods Sold for 2010 when compared to 2009. The gross margin for 2010 and 2009 is not necessarily indicative of the margins that may be realized in future periods.

Research and development costs increased to $543,401 in 2010 as a result of the testing and product development programs compared to $238,208 in 2009. During 2010, we completed the Southwest Research Institute’s testing, which began in 2009 and tested the health effects of our fuel’s emissions. We recorded $200,000 in R&D expenses relating to the Southwest Research test compared to $0 in 2009. We also recorded $200,000 in R&D expense for payments made to Kai Bio Energy compared to $50,000 recorded to R&D expense in the previous year. Lastly, in 2010, we recorded R&D expense totaling $115,397 to Chosen Acres, LLC compared to $0 in the previous year. In 2009, we recorded $185,000 to R&D expense, which was reclassified from Cost of Goods Sold, due to the development of the new plant and our unique manufacturing process for this particular scale. In 2010, the plant was operational and required no additional development of functionality and we had no such reclassification in 2010.

Depreciation and amortization increased by $61,308 or 95% in 2010 when compared to the same period of 2009. The increase is primarily due to the capitalization of $2.5 million to Leasehold Improvements and Manufacturing Equipment, which began depreciating in mid November 2009.

Selling, general, and administrative expenses (i.e. operating expenses) for 2010 were $6,054,480 as compared to $3,580,932 for the comparable period of the prior year. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The change in operating expenses of $2,473,548 in 2010 is primarily due to the following: (i) 2010 payments of common stock to consultants and employees from the Company’s CEO and a founding shareholder, which was treated for accounting purposes as operating expenses and donated capital totaling $1,212,693 when compared to the same charges of $831,205 in 2009, (ii) increases in consulting fees totaling $572,866 and (iii) additional provider fees such as advisory, legal and accounting aggregating $291,066, (iv) additional payroll and bonus related expenses totaling $270,027, (v) increases in promotional and marketing expense of $473,236 and (vi) increases in facility cost and insurances of $225,248.

Interest expense, net was $6,932 in 2010 as compared to $2,789,039 in 2009 or a net decrease of $2,782,107. Between August 2009 and March 2010, the company had raised $11,932,000 through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares, resulting in net proceeds to us of $10,353,069. In 2010, the company converted $6,498,709 of Convertible notes payable to Common Stock to be issued at a price of $2.55 per share, or 2,548,513 shares to be issued and warrants to purchase 3,228,523 shares of Common Stock and the entire remaining balance of convertible notes was redeemed, with principal and accrued interest paid to each redeeming note holder. The decrease in interest expense is primarily attributable to the foregoing events.

Net loss was $(7,165,625) in 2010 compared to $(6,549,809) in 2009. Basic and fully diluted net loss per share for 2010 and 2009 was $(.39) and $(.46), respectively. Basic and fully diluted weighted average shares outstanding for 2010 and 2009 were 18,351,350 and 14,291,248, respectively.

As of December 31, 2010, we have contracts with vendors, advisors and professionals nationally assisting us in our business, but have no firm contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. Through our past and current testing programs, we are building relationships with trucking fleets, marine diesel and rail companies requiring locomotive diesel fuel. The company’s sales and marketing focus consists of building lasting relationships with major transportation companies to provide large quantities of G2 Diesel.

We are currently conducting a test with a fleet of urban buses in Mexico. The test has been underway since December 2010 and is expected to be completed in 2011. The test compares fuel consumption of busses using our fuel, blended 5% with diesel fuel, with the fuel consumption of busses using regular diesel fuel available in Mexico. A total of 5,500 gallons or G2 Diesel fuel will have been used upon completion of the program, enough to blend 110,000 gallons at a 5% G2 Diesel blend. As of the date of this filing, the vehicles tested have shown as much as a 17% decrease in total fuel consumption, when using our fuel blended with diesel fuel, compared to their original base line fuel consumption using regular diesel fuel. Their reaction has been very positive and has the potential to generate an order in excess of 200,000 gallons per month.

We are currently awaiting approval of our fuel variance in the state of California. The fuel variance is required to meet California regulations to sell motor fuel. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that it should pass in 2011. We currently are licensed to sell fuel in California; however, we must meet this regulation to sell G2 Diesel. The variance requirement has certainly delayed our ability to expand our market presence in California and has delayed our ability to sell our fuel in California. Its passage will allow many of our potential customers in California to go to order and purchase G2 Diesel at a large scale.

RJ Corman Railroad Company, a short rail hauler, has tested our fuel in several of their diesel electric locomotives. RJ Corman Railroad Company has also purchased our fuel over the past three years, but has yet to proceed to a significant order. This test began in April 2011 and is planned to last for one month. The test program is expected to consume 250 gallons of G2 Diesel and is being tested at a 2% belnd of our fuel with standard diesel fuel. We are encouraged that these most recent trials will allow for a more significant order from the RJ Corman Railroad Company.

We expect order flow to occur once these companies complete their testing programs, which has proven to be part of the process to reach a contract. We can provide no assurances that Management’s plans will be realized, that there will be sufficient order flow of G2 Diesel fuel to support our intended operations or that we will be able to operate profitably and/or on a positive cash flow basis in the future.

We will attempt to sell our crude glycerin by-products to manufacturers of cosmetics, toiletries, pharmaceuticals and food products, since we do not have the capability of refining the glycerin. Our ability to sell this by-product will be limited to those manufacturers who require crude glycerin and have the capability to refine it. We can provide no assurances that we will be successful in selling our crude glycerin by-product; among other reasons, our major focus will be the sale of our G2 Diesel. See “Risk Factors.”

Liquidity and Capital Resources

The company had cash and cash equivalents of $29,879 at December 31, 2010. Net cash was used in operating activities of $5,235,978 for the year ended December 31, 2010. Cash used in operations was primarily attributable to the net loss for the period of $7,165,625; an increase in inventory of $350,260, and partially offset by depreciation and amortization of $401,329, compensation of services by a related party of $1,493,840, decrease in other assets of $243,697, and increase in accrued expense of $166,448. Net cash used in investing activities of $118,719 for the year ended December 31, 2010, included purchase of property, plant and equipment of $149,073 and the purchase of Securities available for sale of $254,369 and proceeds from the sale of securities available for sale of $342,995, and acquisition of patent in the amount of $58,272. Net cash provided by financing activities of $514,827, for the year ended December 31, 2010, included proceeds from the sale of Common Stock of $805,846, partially offset by the purchase of treasure stock and due from related party of $251,091, payments of related party note payable of $25,000 and payments of convertible notes of $15,000.

From May 23, 2007 (date of inception) through December 31, 2009, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As of December 31, 2010, December 31, 2009 and 2008, the company had outstanding $0, $35,000 and $2,642,721 respectively, of these convertible notes.

The company had cash and cash equivalents of $4,869,749 at December 31, 2009. Cash used in operations for the year ended December 31, 2009 was $4,217,150; this would primarily be used to fund the aforementioned losses of the company of $6,549,809. Cash used in investing activities was $2,791,868, which included the purchase of property and equipment for $1,971,697, the purchase of securities held for sale for $1,028,123, also included are proceeds from the sale of securities available for sale of $204,752. Cash provided by financing activities was $11,878,767 and consisted of proceeds of $4,855,000 from the private placement of Convertible Debentures, the purchase of treasury stock for

$450,000 and $9,447,223 in proceeds from common stock subscription, net of repayments of convertible notes of $1,695,000 and loans to related party of $278,456.

In 2010, the company converted $6,498,709 of Convertible notes payable to Common Stock to be issued at a price of $2.55 per share, or 2,548,513 shares to be issued and warrants to purchase 3,228,523 shares of Common Stock and the entire remaining balance of convertible notes was redeemed, with principal and accrued interest paid to each redeeming note holder.

Between August 2009 and March 2010, the company had raised $11,932,000 through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares, resulting in net proceeds to us of $10,253,069.

We have a history of losses from operations and an accumulated deficit of $16,537,228 at December 31, 2010. As of March 31, 2011, we are operating one production facility with 11 employees, with a burn rate of approximately $285,000 per month While our G2 Diesel fuel and its related manufacturing process is fully developed in each of 2009 and 2010, we paid $200,000 toward research and development activities to a vendor to find ways to improve the cost effectiveness of the manufacturing process and the feedstock utilized therein. We also paid $200,000 toward independent testing of our product. Total research and development expenditure was $543,401 and $238,208 for the years ended December 31, 2010 and 2009, respectively. While the Company anticipates more substantial revenues will result by the end of 2011 as a result of the completion of product testing, our ability to achieve profitable operations may depend on our ability to raise additional financing, on terms satisfactory to us, particularly if cash flow from operations is less than expected by management. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations. See “Risk Factors” under “Item 1A”.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be cash on hand, cash generated from operations, and, if needed, raising additional capital either from the sale of equity and/or debt securities. We are attempting to raise up to $10,000,000 in a private placement offering. We can provide no assurances that additional financing will be completed on terms satisfactory to us, if at all. See “Risk Factors.”

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

The actual costs of this new facility will depend upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant. We can provide no assurances that the company will be able to obtain adequate financing for its second production facility on terms satisfactory to us, if at all. See “Risk Factors.”

Recent Accounting Developments

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on the Company’s financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposures are the interest rate risk associated with our short term money market investments and market risk associated with equity investments available for sale. These are highly liquid investments on an exchange with a readily available market. The Company does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 8. Financial Statements

          The report of the Independent Registered Public Accounting Firm, Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or "1934 Act," is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to help ensure such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company's limited resources and limited number of employees, Management concluded that our disclosure controls and procedures were ineffective based on certain respects, as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe,  will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidate financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, Management believes that, despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

11 GOOD ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and from the period May 23, 2007 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Stockholders’ Equity for the period from May 23, 2007 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from the period May 23, 2007 (date of inception) to December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9-F-31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of 11 Good Energy, Inc.

We have audited the accompanying consolidated balance sheets of 11 Good Energy, Inc. and Subsidiary (the “Company”), a development stage company as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years for the two year period ended December 31, 2010 and for the period from May 23, 2007 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 11 Good Energy, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of operations, stockholders’ equity and cash flows for each of the years in the two–year period ended December 31, 2010 and for the period from May 23, 2007 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company restated the balance sheet as of December 31, 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended.

/s/ RBSM LLP
New York, New York
April 15, 2011

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

		(restated)
ASSETS
Current assets:
Cash	$29,879	$4,869,749
Inventory	624,739	274,479
Accounts receivable, net	51,801	47,351
Available for sale securities	576,990	—
Other current assets	24,974	268,671

Total current assets	1,308,383	5,460,250

Property, plant and equipment, net	2,562,675	2,814,931

Other assets:
Patients	58,272	—
Available for sale securities	—	980,724
Goodwill	639,504	639,504
Deposits	2,163	2,163

Total other assets:	699,939	1,622,391

Total assets	$4,570,997	$9,897,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$458,043	$292,565
Notes payable, related party	—	25,000
Convertible notes payable, net of discount	—	35,000

Total current liabilities	458,043	352,565

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at December 31, 2010 and 2009	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 and 38,000,000 shares authorized as of December 31, 2010 and 2009, respectively; 20,811,561 and 15,055,74 issued as of December 31, 2010 and 2009, respectively; 19,856,239 and 14,180,714 shares outstanding as of December 31, 2010 and 2009, respectively	2,081	1,506
Common stock subscribed-convertible note	—	6,477,739
Common stock subscribed	—	7,137,223
Additional paid in capital	22,498,920	6,563,877
Due from related party	(53,519)	—
Deficit accumulated during development stage	(16,551,567)	(9,385,942)
Accumulated other comprehensive income	(286,561)	49,504
Treasury stock, 955,322 and 875,000 shares as of December 31, 2010 and 2009, respectively	(1,497,500)	(1,300,000)

Total stockholders’ equity	4,112,954	9,545,007

Total liabilities and stockholders’ equity	$4,570,997	$9,897,572

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From May 23, 2007 (date of inception) through
	2010	2009	December 31, 2010

		(restated)

REVENUE:
Sales	$292,066	$84,218	$470,000

Cost of sales	747,783	70,162	907,563

Gross (loss) profit	(455,717)	14,056	(437,563)

OPERATING EXPENSES:
General, selling and administrative expenses	6,054,480	3,580,932	11,397,217
Research and development	543,401	238,208	811,982
Depreciation and amortization	126,052	64,744	240,212

Total operating expenses	6,723,933	3,883,884	12,449,412

NET (LOSS) FROM OPERATIONS	(7,179,650)	(3,869,828)	(12,886,975)

Other income/(expense):
Interest income	145	27,324	55,384
Interest expense	(7,077)	(2,816,354)	(3,849,982)
Realized gain on sale of securities	20,957	107,849	128,806
Gain on sale of property, plant and equipment	—	1,200	1,200

Total other income (expense)	14,025	(2,679,981)	(3,664,592)

Net loss before provision for income taxes	(7,165,625)	(6,549,809)	(16,551,567)

Provision for income taxes	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,165,625)	$(6,549,809)	$(16,551,567)

Net loss per common share (basic and fully diluted)	$(0.39)	$(0.46)	$(1.11)

Weighted average number of shares outstanding (basic and fully diluted)	18,351,350	14,291,248	14,905,413

Comprehensive loss:
Net loss	$(7,165,625)	$(6,549,809)	$(16,551,567)
Unrealized (loss) gain on securities available for sale	(336,065)	49,504	(286,561)

Comprehensive loss	$(7,501,690)	$(6,500,305)	$(16,838,128)

See accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

													Accumulated Deficit during Development Stage
									Additional Paid in Capital	Due from Related party		Other Comprehensive Income
	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed				Treasury Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount						Total

May 23, 2007, date of inception	11,000,000	$1,100	9,700,000	$970	—	$—	$—	$—	$—	$—	$—	$—	$—	$2,070
Common stock issued for services to be rendered	—	—	300,000	30	—	—	—	—	155,970	—	—	—	—	156,000
Common stock issued to acquire 11 Good’s Energy LTD	—	—	4,285,714	429	—	—	—	—	—	—	—	—	—	420
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	639,719	—	—	—	—	639,710
Increase in due from related party	—	—	—	—	—	—	—	—	—	(211,034)	—	—	—	(211,034)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(771,405)	(771,405)

Balance, December 31, 2007	11,000,000	1,100	14,285,714	1,429	—	—	—	—	795,689	(211,034)	—	—	(771,405)	(184,221)
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	613,254	—	—	—	—	613,254
Increase in due from related party	—	—	—	—	—	—	—	—	—	(297,654)	—	—	—	(297,654)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,064,728)	(2,064,728)

Balance, December 31, 2008	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

													Accumulated Deficit during Development Stage
									Additional Paid in Capital	Due from Related party		Other Comprehensive Income
	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed				Treasury Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount						Total

Balance, January 1, 2009	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	2,054,806	—	—	—	—	2,054,806
Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	2,540,290	6,477,739	—	—	—	—	—	—	—	6,477,739
Compensation of services by a related party	—	—	—	—	—	—	—	—	531,000	—	—	—	—	531,000
Compensation of services by a consultant	—	—	—	—	—	—	—	—	59,000	—	—	—	—	59,000
Sale of common stock	—	—	770,000	77	—	—	2,931,333	7,137,223	2,309,923	—	—	—	—	9,447,223
Fair value of options granted to directors	—	—	—	—	—	—	—	—	200,205	—	—	—	—	200,205
Increase in due from related party	—	—	—	—	—	—	—	—	—	(278,456)	—	—	—	(278,456)
Common stock re-acquired for cash	—	—	—	—	—	—	—	—	—	—	(450,000)	—	—	(450,000)
Common stock re-acquired for receivable due from related party and issuance of related party note	—	—	—	—	—	—	—	—	—	787,144	(850,000)	—	—	(62,856)
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	49,504	—	49,504
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,549,809)	(6,549,809)

Balance, December 31, 2009 (Restated)	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	$2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

													Accumulated Deficit during Development Stage
									Additional Paid in Capital	Due from Related party		Other Comprehensive Income
	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed				Treasury Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount						Total

Balance, January 1, 2010	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007
Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	8,223	20,970	—	—	—	—	—	—	—	20,970
Sale of common stock	—	—	—	—	—	—	276,000	805,846						805,846
Contribution of services by a related party	—	—	—	—	—	—	—	—	1,493,840	—	—	—	—	1,493,840
Common stock reacquired	—	—	—	—	—	—	—	—	—	—	(197,500)	—	—	(197,500)
Due from related party	—	—	—	—	—	—	—	—	—	(53,519)	—	—	—	(53,519)
Unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	(336,065)	—	(336,065)
Common stock issued in settlement of common stock subscriptions	—	—	5,755,847	575	(2,548,513)	(6,498,709)	(3,207,333)	(7,943,069)	14,441,203	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,165,625)	(7,165,625)

Balance, December 31, 2010	11,000,000	$1,100	20,811,561	$2,081	—	$—	—	$—	$22,498,920	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,112,954

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From May 23, 2007 (date of inception) through December 31, 2010
	2010	2009

		(restated)
Cash flows from operating activities:
Net loss for the period	$(7,165,625)	$(6,549,809)	$(16,551,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,329	94,010	545,338
Amortization of debt discount	—	2,512,084	3,307,777
Stock Compensation of services by a related party	1,493,840	531,000	2,024,840
Compensation of services to consultant	—	59,000	59,000
Fair value of options issued for services	—	200,205	200,205
Gain on sale of property and equipment	—	(1,200)	(1,200)
Realized gain on sale of securities available for sale	(20,957)	(107,849)	(128,806)
Changes in operating assets and liabilities:
Inventory	(350,260)	(263,148)	(598,503)
Accounts receivable	(4,450)	(47,351)	(51,801)
Other current assets	243,697	(225,493)	133,036
Accounts payable and accrued liabilities	166,448	(418,599)	498,075

Net cash (used in) operating activities	(5,235,978)	(4,217,150)	(10,563,606)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	3,200	3,200
Purchase of property, plant and equipment	(149,073)	(1,971,697)	(3,039,723)
Payments for acquisition of patent	(58,272)	—	(58,272)
Proceeds from sale of securities available for sale	342,995	204,752	547,747
Purchase of securities available for sale	(254,369)	(1,028,123)	(1,282,492)

Net cash (used in) investing activities	(118,719)	(2,791,868)	(4,418,492)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Payment to shareholders	(53,519)	(278,456)	(840,663)
Proceeds from common stock subscription	805,846	9,447,223	10,253,069
Proceeds from issuance of convertible notes	—	4,855,000	8,039,323
Proceeds from related party note payable	—	—	25,000
Purchase of treasury stock	(197,500)	(450,000)	(647,500)
Payments of related party note payable	(25,000)	—	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	(15,000)	(1,695,000)	(1,710,000)

Net cash provided by financing activities	514,827	11,878,767	15,011,977

Net increase (decrease) in cash and cash equivalents	(4,839,870)	4,869,749	29,879
Cash and cash equivalents at beginning of period	4,869,749	—	—

Cash and cash equivalents at end of period	$29,879	$4,869,749	$29,879

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—	$—
Interest paid	$—	$227,109	$—
Non cash financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Common stock issued in exchange for convertible note and accrued interest	$20,970	$6,477,739	$6,498,709
Issuance of common stock subscribed for conversion of convertible notes	$6,498,709	$—	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$787,144	$787,144

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

11 Good Energy, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 23, 2007. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is developing alternative fuel sources, particularly the manufacture and distribution of Bio-fuel products for diesel engine applications. To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2010, the Company has accumulated a deficit through its development stage of $16,551,567.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary 11 Good’s Energy, LTD (“11 Good’s”). All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition of 11 Good’s Energy, LTD

On October 23, 2007 the Company acquired all outstanding membership interests of 11 Good’s Energy, LTD (“11 Good’s”) for a purchase price of $723,559. The Company acquired all the assets and assumed all liabilities of 11 Good’s. There were no contingent payments, options or commitments associated with the acquisition. A summary of consideration is as follows:

Cash (including $111,900 of liabilities paid prior to closing)	$611,900
4,285,714 shares of the Company’s common stock at par value	429
Liabilities assumed	111,230

Total purchase price	$723,559

11 Good’s was an existing biodiesel manufacturer formed in the State of Ohio in February 2006. Historically, 11 Good’s has been in development stage primarily engaged in research activities to develop a proprietary manufacturing process to produce bio-fuel for diesel applications.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The allocation of the purchase price is as follows:

Cash	$22,948
Accounts receivable	4,173
Inventory	26,236
Property, plant and equipment	30,698
Goodwill	639,504

Assets acquired	$723,559
Less cash acquired	(22,948)

Acquisition, net of cash acquired	$700,611
Less liabilities assumed and common stock issued	(111,659)

Cash paid net of cash acquired	$588,952

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

During the years ended December 31, 2010 and 2009, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its goodwill did not exceed its fair value for the years ended December 31, 2010 and 2009. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Unaudited proforma information for the acquisition of 11 Good’s has not been presented as the acquisition is not significant to the results of operations for the period from May 23, 2007 (date of inception) through December 30, 2010.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of useful lives of assets and related depreciation and amortization methods applied.

Revenue Recognition

We recognize revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. For criteria (1) we generate a sales order and a shipping document defining number of gallons of fuel ordered, delivery and payment terms based on standing customer data and the customers purchase order. For criteria (2) we ensure delivery has occurred by documented delivery terms defining where the customer accepts the fuel delivery. Fuel stored off site by the company remains as inventory until the customer receives the fuel from the offsite storage facility. For criteria (3) management determines the selling price based on feedstock costs and our desired margin level. Our selling price fluctuates as feedstock prices increase or decrease, primary the cost of soybean oil. Currently, management determines our selling price on a weekly basis. For criteria (4) we establish creditworthiness of the customer based on a review of established credit limits and current financial health of the entity placing the fuel order. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations related to our products.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 14 for further discussion regarding fair valuation.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $-0- as of December 31, 2010 and 2009.

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.

Segment information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our one reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development cost must be charged to expense as incurred. Accordingly, internal research and developments cost is expensed as incurred.

The Company incurred expenditures of $543,401, $238,208 and $811,982 on research and product development for the years ended December 31, 2010, 2009 and from May 23, 2007 (date of inception) through December 31, 2010, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 10 years.

Patents

Patents are capitalized at incurred costs and are amortized ratably over the lesser of their economic or legal life. The patents are currently in development stage not subject to current period amortization.

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

Comprehensive income

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings (loss) per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. As of December 31, 2010 and 2009, common equivalent shares of 6,404,029 and 3,729,123, respectively, are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Intangible assets

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired (including identifiable intangible assets), and to all identifiable liabilities assumed, a portion of the cost of the acquired company equal to the estimated fair value of such assets and liabilities at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed, if any, as goodwill.

As a result of the acquisition 11 Good’s Energy LTD on October 23, 2007, the Company acquired goodwill in the aggregate amount of $639,504.

During the years ended December 31, 2010 and 2009, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its goodwill did not exceed its fair value for the years ended December 31, 2010 and 2009. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Concentrations of credit risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

During the year ended December 31, 2010, the Company had sales to two customers that represented approximately 46% and 27% (respectively) of consolidated revenue. Accounts receivable due from these customers amounted to $37,992 or 73% of the consolidated accounts receivable.

During the year ended December 31, 2009, the Company had sales to one customer that represented approximately 56% of consolidated revenue. Accounts receivable due from this customer amounted to $30,743 or 65% of the consolidated accounts receivable.

During the year ended December 31, 2010, the Company purchased approximately 57%, 26% and 10% of consolidated cost of sales of its product, respectively, from its three largest vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

During the year ended December 31, 2009, the Company purchased approximately 44%, 20% and 17% of consolidated cost of sales of its product, respectively, from its three largest vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued services of its key executives and founder, in particular, the services of efforts Frederick C. Berndt, Chief Executive Officer, Gary R. Smith, the company’s Chief Operating Officer, and Daniel T. Lapp, the company’s Chief Financial Officer. The ability of the company to pursue its business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the company will be able to retain or recruit such personnel.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 505-50. On July 22, 2009, the Company granted 500,000 fully vested options to directors to purchase shares of the Company’s common stock at $3.00 per share over three years. The fair value of $200,205 was charged to operations for the year ended December 31, 2009.

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on the Company’s financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $7,165,625 and used $6,549,809 in cash for operating activities during year ended December 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – RESTATEMENT

The Company restated the financial statements for the years ended December 31, 2009 and from May 23, 2007 (date of inception) through December 31, 2009 to correct the determined fair values allocated to the non-monetary assets acquired with the purchase of 11 Good Energy LTD and the related amortization.

The following table summarizes the effects of these adjustments on the Company’s consolidated balance sheet as of December 31, 2009:

Consolidated Balance Sheet
December 31, 2009

	As Previously Reported	Adjustment		Reference	As Restated

Current assets	$5,462,413	$			$5,462,413
Property, plant and equipment	2,794,652		20,279	1	2,814,931
Available for sale securities	980,724				980,724
Intangible assets, net	478,212		161,292	2	639,504

Total assets:	9,716,001		181,571		9,897,572

Current liabilities	352,565				352,565

Stockholders’ equity:
Preferred stock	1,100				1,100
Common stock	1,506				1,506
Common stock subscribed-convertible note	6,477,739				6,477,739
Common stock subscribed	7,137,223				7,137,223
Additional paid in capital	6,563,877				6,563,877
Deficit accumulated during development stage	(9,567,513)		181,571	3	(9,385,942)
Accumulated other comprehensive income	49,504				49,504
Treasury stock	(1,300,000)				(1,300,000)

Total stockholders’ equity	9,363,436		181,571		9,545,007

Total liabilities and stockholders’ equity	$9,716,001		$181,571		$9,897,572

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – RESTATEMENT (continued)

1	Correction in recording acquired property, plant and equipment at fair value with acquisition of 11 Good’s Energy, LTD, net of depreciation correction
2	Reduction in the recorded fair value assigned to the fair value of the identified intangible assets to $0 and recording goodwill of $639,504
3	Corresponding correction of the amortization and depreciation due to determined fair value change

Consolidated Statement of Operations
Year ended December 31, 2009

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$84,218	$			$84,218
Cost of sales	72,707		(2,545)	1	70,162

Gross profit	11,511		2,545		14,056

Operating expenses:
General, selling and administrative	3,580,934		(2)	3	3,580,932
Research and development	238,208				238,208
Depreciation and amortization	146,816		(82,072)	1,2	64,744

Total operating expenses	3,965,958		(82,074)		3,883,884

Other income (expense) unchanged	(2,679,980)		(1)	3	(2,679,981)

Income taxes	—				—

Net loss	(6,634,427)		84,618	1,2,3	(6,549,809)

Net loss per common share	(0.46)		0.00		(0.46)

1.	Correct allocation of cost of sales depreciation for change in recording fair value of property, plant and equipment at the date of acquisition.
2.	Correct amortization of intangible assets recorded as a result of determining $0 value assigned to intangible assets at the date of acquisition.
3.	Minor error correction due to rounding.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – RESTATEMENT (continued)

Consolidated Statement of Operations
From May 23, 2007 (date of inception through December 31, 2009

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$177,934	$			$177,934
Cost of sales	161,902		(2,122)	1	159,780

Gross profit	16,032		2,122		18,154

Operating expenses:
General, selling and administrative	5,341,396		1,342	2	5,342,738
Research and development	268,581				268,581
Depreciation and amortization	294,951		(180,791)	2	114,160

Total operating expenses	5,904,928		(179,449)		5,725,479

Other income (expense)	(3,678,616)		(1)	3	(3,678,617)

Income taxes	—				—

Net loss	(9,567,512)		181,570	1,2,3	(9,385,942)

Net loss per common share	(0.70)		0.01		(0.69)

1.	Correct allocation of cost of sales depreciation
2.	Correct amortization of intangible assets recorded as a result of determining $0 value assigned at the date of acquisition, including reclassification of general, selling and administrative expenses.
3.	Minor error correction due to rounding.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
For the year ended December 31, 2009

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(6,634,427)	$84,618	1	$(6,549,809)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	178,628	(84,618)	1	94,010
Other operating activities (unchanged)	2,212,849	25,800	2	2,238,649

Net cash used in operating activities	(4,242,950)	25,800		(4,217,150)

Net cash used in investing activities (unchanged)	(2,791,868)			(2,791,868)

Net cash provided in financing activities (unchanged)	11,904,567	(25,800)	2	11,878,767

Net increase in cash	4,869,749			4,869,749
Cash and cash equivalents, beginning of period	—			—

Cash and cash equivalents, end of period	4,869,749			4,869,749

1	Correction of amortization and depreciation due to change in fair values.
2	To correct net proceeds from sale of stock for accrual of broker fees.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
From May 23, 2007 (date of inception) through December 31, 2009

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(9,567,512)	$181,570	1,2	$(9,385,942)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	326,923	(182,914)	1	144,009
Other operating activities	3,574,476	339,829	2,3	3,914,305

Net cash used in operating activities	(5,666,113)	338,485		(5,327,628)

Net cash used in investing activities	(3,902,765)	(397,008)	2	(4,299,773)

Net cash provided in financing activities	14,438,627	58,523	2,3	14,497,150

Net increase in cash	4,869,749			4,869,749
Cash and cash equivalents, beginning of period	—			—

Cash and cash equivalents, end of period	4,869,749			4,869,749

1.	Correction of amortization and depreciation due to change in fair values
2.	Correction of errors in recording acquisition accounting of 11 Good’s Energy LTD and financing costs incurred.
3.	To correct net proceeds from sale of stock for accrual of broker fees.

NOTE 4 - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel. Costs of inventories are reduced by applicable government excise tax rebates.

As of December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009

Raw materials	$351,874	$174,152
Finished fuel	272,865	100,327

Total	$624,739	$274,479

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 – OTHER CURRENT ASSETS

Other assets as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Prepaid inventory	$—	$110,000
Prepaid fuel/product testing	19,637	99,925
Prepaid consulting	—	45,000
Prepaid other	5,337	9,568
Accounts receivable, other	—	4,178

Total	$24,974	$268,671

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009

Leasehold improvements	$345,381	$312,927
Factory equipment	2,381,478	2,325,754
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	131,225	91,642
Computer equipment and software	148,300	138,243
Web design	51,505	40,250

Total	3,100,143	2,951,070
Less accumulated depreciation	537,468	136,139

Net	$2,562,675	$2,814,931

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment.

Depreciation expense was $401,329 and $94,010 for the year ended December 31, 2010 and 2009, respectively, of which $275,277 and $29,267 was included as part of cost of sales for the year ended December 31, 2010 and 2009, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at December 31, 2010 and 2009 are as follows:

	2010	2009

Available for sale securities:
Equity securities:
Fair value	$576,990	$980,724
Total unrealized (losses) gains in accumulated other comprehensive income	$(286,561)	49,504

During the years ended December 31, 2010 and 2009, the Company realized an aggregate realized gains of $20,957 and $107,849 with the sales of marketable securities, respectively. Unrealized gains (losses) are accounted for as other comprehensive income (loss). Subsequent to December 31, 2010, the Company sold all available for sale securities, therefore the fair value as of December 31, 2010 was classified as current assets.

NOTE 8 – NOTE PAYABLE, RELATED PARTY

Note payable, related party, in the amount of $25,000, is due to shareholder and officer and is comprised of a non interest bearing demand note. The note was issued in exchange for acquisition of treasury shares and was repaid in full during the year ended December 31, 2010.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

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

Amortization of $-0- and $2,512,085 was recorded for the years ended December 31, 2010 and 2009, respectively.

During the period from issuance through December 31, 2010, the Company paid $1,710,000 in settlement of certain convertible notes. No gain or loss was recorded in the settlement of the notes.

During the year ended December 31, 2010, the Company issued an aggregate of 2,548,513 shares of its common stock subscribed for convertible notes. The common stock subscribed for convertible notes was in settlement of $6,498,709 convertible notes payable and accrued interest. The value of the common shares issued did not materially differ from the face value of the convertible notes and accrued interest.

NOTE 10 – CAPITAL STOCK

Preferred stock

On June 22, 2007, the Board of Directors designated 11,000,000 shares as Series A preferred stock (“Series A Preferred Stock”), with a par value of $0.0001 per share. The preferred stock is not entitled to any preference upon liquidation, dividend rights and has no conversion rights into the Company’s common stock. The Series A Preferred Stock is entitled to one vote equivalent to one share of common stock on the record date for the vote or consent of shareholders, and with respect to such vote, each holder of Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock.

On June 22, 2007, the Company issued at par value an aggregate of 11,000,000 shares of preferred stock to founders for activities prior to the formation of the Company and relating to its incorporation.

Common stock

In March 2010, the Board approved and the stockholders ratified an increase in the number of authorized common shares to 65,000,000. To reflect this change, a certificate of amendment to the company’s certificate of incorporation was filed with the Secretary of state of the state of Delaware on March 22, 2010.

On May 23, 2007, the Company issued at par value an aggregate of 9,700,000 shares of common stock to founders for activities prior to the formation of the Company and relating to its incorporation.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – CAPITAL STOCK

On June 27, 2007, the Company issued an aggregate of 300,000 shares of common stock in exchange for future services. The fair value of the common stock was determined based upon the quoted market price on the date of issuance of the shares. Management assumes all responsibility for the amounts recorded as a result of the consulting services performed.

On October 23, 2007, the Company issued an aggregate of 4,285,714 shares of its common stock in connection with the acquisition of 11 Good’s.

As of December 31, 2010, the Company has received net proceeds of $10,253,069, through the subscription for the sale of units of common stock or warrants consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued as of the year ended December 31, 2010.

NOTE 11 – OPTIONS AND WARRANTS

Employee options:

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	500,000	1.55	$3.00	500,000	$3.00

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	—	$—
Granted	500,000	3.00
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2009:	500,000	3.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2010:	500,000	$3.00

On July 22, 2009, the Company granted an aggregate of 500,000 fully vested employee stock options to directors in connection with services rendered at the exercise price of $3.00 over three years.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 – OPTIONS AND WARRANTS (continued)

The fair values of the vesting non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	161.79%
Risk free rate:	1.50%
Expected option life	3 years

The fair value of $200,205 was charged to operations during the year ended December 31, 2009.

Warrants

The following table summarizes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.55	3,519,830	1.73	$2.55	3,519,830	$2.55
4.50	2,383,599	1.96	4.50	2,383,599	4.50
	5,903,429	1.82	3.34	5,903,429

Transactions involving warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	—	$—
Issued	3,228,523	2.55
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2009:	3,228,523	2.55
Issued	2,674,906	4.29
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010:	5,903,429	$3.34

In connection with the sale of the common stock, the Company issued an aggregate of 2,674,906 warrants to shareholders and placement agent to purchase the Company 's common stock from $2.55 to $4.50 per share expiring from June 2012 to April 2015.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In connection with the issuance of convertible notes (see Note 9 above), the Company issued detachable warrants during the year ended December 31, 2009 granting the holders the right to acquire an aggregate of 3,228,523 shares of the Company’s common stock at $2.55 per share. The warrants expire on June 30, 2012. The Company valued the warrant commitment in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 to 5 years, an average risk free interest rate of 1.30% to 4.95%, a dividend yield of 0%, and volatility of 105.07% to 162.99%. The debt discount attributed to the value of the warrant commitment issued is amortized over the notes’ maturity period (till June 30, 2009) as interest expense.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

The Company entered into employment agreements with certain officers and employees of the Company each for a term ranging from 12 to 36 months. Total annual base salaries under these agreements are $551,000.

In the event certain employment agreements are terminated other than for cause, the company shall pay a lump sum on the date of termination, severance compensation to the executive in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In the event the employment contract expires and the executive is not rehired in the same position under the terms and conditions of a new executive employment agreement mutually acceptable to the parties or in the event executive dies or becomes disabled, the company shall pay in lump sum on the date of termination severance compensation in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In addition, executive (except in the case of his death) shall be entitled to continue health benefits for a period of 18 months or until the executive is employed full time with another employer.

The Company had entered into consulting agreements with individuals responsible for creating political liaisons, government agency and investor relations. The agreements are generally for a term of one year or less from inception and renewable unless either the Company or the consultant terminates such agreement by written notice. The Company incurred $1,643,161 and $750,996 in fees to these individuals for the years ended December 31, 2010 and 2009, respectively, in a consulting role.

As of December 31, 2010, all commitments for business consulting services has expired and are on a month to month basis.

Lease contracts

The Company leases its office space and warehouse facility for $4,501 per month through August 31, 2011. The Company has determined not to record deferred rent in order to recognize rent expense over the term of the lease on a straight line basis, as the amount has been determined to be immaterial to the overall consolidated financial statements. Rent expense for the twelve months ended December 31, 2010 and 2009 was $62,917 and $35,376, respectively. The renegotiated lease payments are reflected in the table below.

The Company also leases rail cars for storing and shipping finished fuel. The lease term for each rail car expires periodically in 2012.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments are as follows for the year ending December 31:

Year ended December 31,
2011	98,212
2012	42,762

Total	$140,974

Settlement Agreement

Pursuant to a settlement agreement we entered into with the founders and former control principals of 11 Good’s Energy, LTD and Renewable Lubricants Inc, we agreed not directly or indirectly for five years from May 22, 2006, entry blend or manufacture bio-based or petroleum based lubricants, greases, fuel conditioners, additives, and cleaners (fuels and glycerin and glycerol are excluded). We currently market and sell our G2 Diesel as a fuel, which is taxed as fuel. Commencing on or after May 22, 2011, the expiration date of a settlement agreement, we may choose to compete with producers of other diesel additives, such as petroleum-based lubricity additives.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due from related party

Pursuant to his employment agreement, Frederick C. Berndt entered into a revolving note agreement with the Company beginning on November 11, 2007. The Company initiated the note arrangement to allow Mr. Berndt to assist the Company, primarily in the early stages of development, personally with operating capital as required. In addition, the Company initiated the note to allow the Company to assist Mr. Berndt with cash advances used for costs incurred during the process of improving the Company’s marketing, political and regulatory exposure. The cash advances exceeded the amounts of reimbursable costs resulting in amounts Mr. Berndt owed back to the Company. Mr. Berndt has agreed to reimburse the Company for the excess costs of these promotions. These costs consisted primarily of travel and sponsorship costs. The Company charges 5% interest per annum calculated on the last day of the year based on a average of the quarterly balance of the note. The balance of the note including interest of $27,915 becomes due on December 31, 2009, with a term of 30 days to settle the note payable.

On December 15, 2009, the Company accepted 425,000 shares of the Company’s common stock held by Mr. Berndt in full settlement of the outstanding note receivable and related accrued interest for $787,144 and recorded an accrued liability due to Mr. Berndt for $62,856. The fair value of the shares issued was determined based on the recent sale of the Company’s common stock. The amount due Mr. Berndt was repaid in full subsequent to the year ended December 31, 2009.

In November 2010, the Company advanced $53,519 to acquire the Company’s common stock (treasury stock). As of December 31, 2010, the common stock has not been received and accordingly was accounted for as due from related party and included in the stockholder’s equity.

Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet is presented as a deduction from stockholders’ equity (deficit). This is also consistent with Rule 5-02.30 of Regulation S-X of the Code of Federal Regulations.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – RELATED PARTY TRANSACTIONS

Facilities

Since April 1, 2008, the Company has occupied warehouse space provided by one of the Company’s founders. The Company agreed to pay a total of $1 per month for the space. The Company records this fee as rent expense when incurred. During this time period, the Company constructed a leasehold improvement to the leased warehouse space for the purpose of locating our bio-fuel manufacturing facility.

Donated Capital

During the years ended December 31, 2010, the Company’s Chief Executive Officer transferred an aggregate of 736,000 personally owned shares of the Company’s common stock for services rendered to the Company by employees and outside consultants. The fair value of $1,493,840 was charged to operations with an offset to additional paid in capital.

During the years ended December 31, 2009; the Company’s Chief Executive Officer transferred 100,000 personally owned shares of the Company’s common stock for services rendered to the Company by an outside consultant and 900,000 shares to members of the board of directors. The fair value of $531,000 was charged to operations with an offset to additional paid in capital.

NOTE 14 – FAIR VALUE

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14 – FAIR VALUE (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$576,990	$576,990	$—	$—

Total	$576,990	$576,990	$—	$—

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

The fair value of the assets, securities available for sale, at December 31, 2010 was grouped as Level 1 valuation as the market price was readily available.

NOTE 15 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $12,629,904, of which $7,020,406 expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of December 31, 2010 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company follows the provisions of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely due to its’ continuing losses.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 15 – INCOME TAXES (continued)

At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2029	$12,629,904

Tax Asset	4,420,466
Less valuation allowance	(4,420,466)

Balance	$—

Net operating loss carry forwards 2007	$638,693
Net operating loss carry forwards 2008	1,060,683
Net operating loss carry forwards 2009	3,910,122

Net operating loss carry forwards 2010	7,020,406

Balance	$12,629,904

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2009 and 2008, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009

Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%

Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$3,052,903	$641,569
Depreciation	44,136	35,628
Travel and entertainment	76,825	39,525
Debt Discount	1,157,722	1,157,722
Deferred compensation and taxes	88,880	88,880

Subtotal	4,420,466	1,963,324
Valuation allowance	4,420,466	1,963,324

Net Deferred Tax Asset (Liability)	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16 – SUBSEQUENT EVENTS

In January 2011, we released a private placement memorandum to raise $10,000,000 through the sale of equity shares. As of the date of this filing, we have not closed any sales of equity shares nor received any proceeds as a result of the Private Placement Memorandum.

On September 30, 2010, the Company became a reporting company under the Securities Exchange Act of 1934. Subsequent to that date, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) filed a Form 211 to have our securities listed for trading on the OTC Bulletin Board. In March 2011, a symbol of “ELVN” was assigned to our Common Stock; however, trading has not commenced on the OTC Bulletin Board as of the filing date of this Form 10-K.

Item 9.B. Other Information.

          Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          The names, ages and principal occupations of the Company’s present officers and directors are listed below. There are two vacancies on the Board of Directors and the Board is currently searching to fill such vacancies.

Name (1)	Age	First Became Director and/or Officer	Position

Frederick C. Berndt	36	2007	Chief Executive Officer, President and Chairman of the Board

Gary R. Smith	67	2009	Chief Operating Officer, Director

Daniel T. Lapp	41	2007	Chief Financial Officer, Director

John D. Lane	63	2009	Director

Dennis A. Nash	56	2009	Director

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

          Frederick C. Berndt serves as the Company’s Chief Executive Officer and President. Gary R. Smith services as the Company’s Chief Operating Officer and Daniel T. Lapp serves as the Company’s Chief Financial Officer. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time. There is currently one vacancy on the Company’s Board of Directors.

Frederick C. Berndt

Frederick C. Berndt has an extensive background in banking, having studied Finance and Economics at Geneva College in Pennsylvania. Mr. Berndt began his career in Commercial Banking in 1995. In 1997, he became licensed as an NASD Series 7 and 63, for Rise Securities and became a Partner/Vice President of Berndt & Associates Investment Management, a full service money management firm that was formed in the early 1970’s. In 1999, Mr. Berndt passed his Securities Principal’s license and became the principal and compliance officer for Rise Securities, Inc. In 2001, Mr. Berndt left Berndt & Associates to pursue a consulting career in investment banking. He consulted for EWRX Internet solutions, an anti-virus software company and also consulted for Hamilton Scientific, a New Jersey based medical software company. In 2002, Mr. Berndt founded Bible Resources, Inc., a private corporation formed for the purpose of oil and gas exploration. He then successfully orchestrated the reverse takeover of The Havana Group, and co-developed this company which is now known as Surge Global Energy, Inc. Mr. Berndt served Surge Global Energy as Executive Vice President and a member of the Board of Directors for approximately three years between 2004 and 2006. Since 2007, Mr. Berndt has served as Chairman and Chief Executive Officer of 11 Good Energy, Inc. Mr. Berndt’s experience in executive management and experience and contacts in the oil and gas industry led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Gary R. Smith

Mr. Smith’s leadership ability, decision making skills, determination, and strength come largely from his longtime involvement in sports, as both an athlete and an official. At St. Cloud State University, Mr. Smith won the 1963 and 1964 National Collegiate NAIA Wrestling Championships. He then placed fourth in the 1964 Olympic Wrestling trials.

In 1977, Mr. Smith joined Cummins Engine Company, managing major accounts for the industrial division. Mr. Smith advanced with Cummins, becoming the Executive Director of national accounts before leaving Cummins in 1984. Mr. Smith then joined Hercules Engines, Inc. where he gained an extensive knowledge of alternative fuel engines.

In 1998, Mr. Smith joined High Plains Corporation, an ethanol manufacturer, for the purpose of restructuring the company. Mr. Smith coordinated Abengoa’s acquisition of High Plains Corporation and as a result of Mr. Smith’s leadership in the deal, per share value of High Plains increased from $.69 to $5.64, the amount Abengoa offered per share for High Plains Corporation. After the successful restructuring and sale of High Plains in 2002, Mr. Smith decided to leave the company and pursue other interests, leaving behind the solid management team that he created. He was a member of the Abengoa Board of Directors for three years. He also served two terms as Chairman of the Renewable Fuels Association in 2000 and 2001. From May 2002 through March 2009, Mr. Smith served as Chief Executive Officer of Signa Stortech Systems, a metal manufacturing company. Today, Mr. Smith lives in Canton, Ohio and serves on the Board of Directors for the National Wresting Hall of Fame and the Professional Football Hall of Fame. Since March 1, 2009, Mr. Smith serves as Chief Operating Officer and as a Director for 11 Good Energy, Inc. As Chief Operating Officer, Mr. Smith’s duties include providing strategic planning advice in the areas including, but not limited to, marketing strategies; developing strategic alliances with suppliers, affiliations, and end users; assisting in attracting key personnel; general business consulting and operations. Mr. Smith’s experience with an ethanol manufacturer as well as serving as chairman of the Renewable Fuels Association, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Daniel T. Lapp

Daniel T. Lapp began his accounting and finance career 17 years ago as an auditor with Coopers & Lybrand, LLP, in Washington D.C., planning and performing audits for the government contractor, high technology and oil and gas industries. His public accounting experience lead to the position of manager of operational/internal audits for Harman International Industries, Inc., an international Fortune 1000 electronics manufacturer. This position focused on financial audits of all aspects of the balance sheet, review of the internal control environment, and analysis of manufacturing facilities for accounting and asset valuation issues and performing due diligence procedures for potential acquisition targets. Mr. Lapp planned and performed the accounting/operational audits of over 50 subsidiary companies within this company. From March 2005 to August 2006, Mr. Lapp held an accounting management position with Microstrategy, Inc., a business intelligence software development company. From September 2006 through May 2007, Mr. Lapp performed accounting and consulting services as an independent consultant and beginning in February 2007 began consulting for 11 Good Energy, Inc. In May 2007, Mr. Lapp joined 11 Good Energy, Inc. as the Chief Financial Officer and Director. Over his career, Mr. Lapp has also has built and extensive knowledge of accounting system management and contract review to complement his internal audit and public accounting experience. Mr. Lapp graduated from Kent State University and is a licensed CPA. Mr. Lapp’s public accounting experience and the fact that he is a financial expert led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

John D. Lane

Mr. Lane entered the securities industry in May 1969 with a bank-trading firm in New Jersey. He founded Lane Capital Markets, LLC in 2001 as an Investment Banking Partnership. Mr. Lane has managed/co-managed over 45 IPO or secondary transactions and has participated in hundreds of underwriting and selling groups since the early 1990’s. Prior to forming Lane Capital Markets, he held the position of Managing Director of Capital Markets at a New York based firm in Fairfield County, Connecticut. He has been associated with several major firms including Boettcher & Co., Advest & Co. and Dain Rauscher. Mr. Lane has served as officer, director, owner, trader, department manager, corporate finance director and syndicate manager. He has been active in several Fairfield County organizations. Mr. Lane has been quoted in Business Week, Barron’s, Forbes, Investment Dealer Digest, The New York Times, The Wall Street Journal, Entrepreneurial Magazine and several other business publications. Mr. Lane served as a Director of the National Investment Bankers Association between 1991-1995 and has served as a Director and Advisor to several other boards. He regularly speaks on issues facing the changing securities industry. Having traveled several times to Washington, D.C. he has lobbied on behalf of the securities industry.

Mr. Lane has been an active member of several SIFMA committees, including the SIFMA Small Firms Committee, in which he was Chairman in 1994, the SIFMA Membership Committee, in which he was Chairman for several terms, and also served three years on the SIFMA Syndicate Committee. He is currently serving as District Chairman for the Security Industry association in the New England district. In 1996, John traveled to China with the SIFMA for 17 days as a guest of the Chinese government to meet with banks, brokerage firms and the government to discuss experiences in the capital-raising arena and several topics regarding the securities business.

Mr. Lane is currently a FINRA mediator working to resolve industry disputes. John was appointed to a three-year term to serve as Chairman in 2002 on the FINRA District Business Conduct Committee out of Boston, MA. He has recently completed his three year term on the FINRA Small Firm Advisory Board, which meets and recommends solutions to industry issues and their impact on regional and small broker/dealers. Also, Mr. Lane has recently completed his 3rd three year term on the FINRA Corporate Finance Committee and has been active in crafting a policy on the hot topic of research analyst payment for deal gathering. Mr. Lane worked for two years toward the restructuring of the recently adopted FINRA’s Corporate Finance Rules. Mr. Lane was elected to a one year term on the FINRA Advisory Board in 2002, meeting on national issues affecting the securities industry. In September 2002 Mr. Lane was appointed to the FINRA Nominating Committee, and served as Chairman in 2003 representing the Boston District. Mr. Lane was appointed, in January 2003, to serve on the standing FINRA consultive committee designed to provide input to FINRA staff on the investigations of disciplinary matters involving emerging regulatory issues, standards of practices, or new practices, or market and securities industry issued where industry expertise would be of value. Mr. Lane has served as a director of 11 Good Energy since July 2009. Mr. Lane’s investment banking experience as well as his expertise in corporate finance, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Dennis A. Nash

Dennis A. Nash has been President, Chief Executive Officer and a Director of Kenan Advantage Group (KAG) and it predecessors since 1991. As a young teen, he moved from Alma, Michigan to Pittsburg, Pennsylvania where he later began his career in the transportation industry. He then moved to Akron, Ohio to participate in a transportation management program sponsored by Coastal Industries and attended Kent State University. After spending several years in the petroleum transportation industry with Coastal, he moved to Leaseway Transportation, based in Cleveland, Ohio. With Leaseway, Mr. Nash spent the next fifteen years holding senior management positions in operations, sales and marketing.

In 1991, Mr. Nash made a decision to join entrepreneurial ranks by forming KAG predecessor company, Advantage Tank Lines, Inc. He has served as President and CEO from the beginning and has taken the company (now known as Kenan Advantage Group) from annual revenues of $7 million in 1992 to over $800 million today. The company is North America’s largest bulk transportation and logistics provider to the petroleum and specialty products industries. KAG operates from 100 terminals and 98 satellite locations in 38 states, employs approximately 5,000 people, and is the only fuels delivery business with a national presence.

With respect to industry affiliations, for many years Mr. Nash has served on various labor and advisory councils and the Board of Directors for National Tank Truck Carriers and the American Trucking Association. He also serves on the Northwestern University Transportation Center Business Advisory Council. Other professional affiliations include the Pro Football Hall of Fame, Stark Development Board, Dedicated Transport and Mercy Medical Center, where he also serves on the board’s Executive Committee. Mr. Nash has served as a director of the company since July 8, 2009.

No family relationships exist among any of our executive officers or directors. Except as indicated above, no director of ours is a director of, or has served as a director of during the past five years, any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any company registered as an investment company under the Investment Company Act of 1940. Mr. Nash’s experience in executive management in the transportation industry and the diversification that his background brings to the board, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Independent Directors

               John D. Lane and Dennis A Nash may be considered “independent directors” under Rule 10-A.3 of the Exchange Act. See “Committees” below.

Committees

We do not have a standing audit, nominating, compensation committee, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. The Sarbanes-Oxley Act of 2002, as amended, requires the company to have an audit committee consisting solely of independent directors.

John D. Lane and Dennis A Nash may be considered “independent directors”: however, neither of them are “financial experts” as those terms are defined herein. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an independent director means a person other than an officer or employee of the company or its subsidiaries or any other individuals having a relationship that, in the opinion of the company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

In the future, we intend to have an audit committee, compensation committee, management committee, nominating committee and such other committees as determined by the Board of Directors to be in the best interest of the company and to be in compliance with all applicable securities and state laws and listing requirements of any applicable exchanges or NASDAQ that the company’s securities may become listed on in the future, of which we can provide no assurances that this will occur. In the event we form an audit committee, we intend to have a “financial expert” as an independent board member serving on the Audit Committee, although no assurances can be given in this regard.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

In the past, there have been no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer other than employment contracts with each of our executive officers. We have had no nominating committee of the Board. Executive officers serve at the pleasure of the Board, subject to their rights under any employment contracts.

We review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We intend to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the natural resources, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment,

comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks will be identified and prioritized by management and each prioritized risk will be assigned to the full board for oversight as follows:

Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. Currently, the offices of Chairman of the Board and Chief Executive Officer are not separated. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer could become part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

     Code of Ethics

          In fiscal 2011, the Company intends to adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer which will be been designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate pre-identified person; and

•	Accountability for adherence to the code of ethics.

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2009 and 2010 by (1) each person who served as the principal executive officer of the company during fiscal year 2010; (2) the company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2010 with compensation during fiscal year 2010 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2010.

					Salary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)

Frederick C. Berndt	2009	$196,000	$50,000	N/A	N/A	$—	$—	$—	$246,000
Chief Executive Officer, President	2010	$196,000	$135,000	N/A	N/A	$—	$—	$—	$331,000

Daniel T. Lapp	2009	$105,000	$50,000	N/A	N/A	$—	$—	$—	$155,000
Chief Financial Officer	2010	$105,000	$65,000	N/A	N/A	$—	$—	$—	$170,000

Gary R. Smith	2009	$250,000	$80,000	N/A	$40,041	$—	$—	$—	$370,041
Chief Operating Officer	2010	$250,000	$—	N/A	N/A	$—	$—	$—	$250,000

N/A Not applicable.

(1)

ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, which number is reflected in the table above, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Memorandum.

(2)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of the terms of any common share purchase option grants, see that section of this Prospectus captioned “Employment Agreements.”

Compensation Policies

Under direction of our Board, executive officers are limited in subjective planning and implementing compensation including generation or modification of any arrangements, primarily of key executives and senior management members and candidates for membership, given the need to conform to protocols. Protocols are summarized as follows: (a) no arrangement may be made unless in writing, (b) no arrangements may be implemented unless the Board has had an opportunity to consider, comment and vote, (c) no member of Management may vote or implement their own compensation plan or modification, and (d) if a member of the Board, they must abstain from discussion and voting (this includes restricting them from signing any agreement or modification as to their personal compensation), in the event of any particular factors as to any person, such as nepotism, physical disability, minority status and similar, contracting, and modification requires an additional aspect of Board consideration and legal consultation. This tacit approach or protocols is believed to avoid any material adverse effect on our Company and we have taken steps to formalize these by written Board mandate.

Miscellaneous Compensation Matters

Section 162(m) of the Internal Revenue Code (Section 162(m)) imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by the stockholders). Prior to this offering, we were not subject to Section 162(m). Going forward, we will seek to maximize the compensation deduction of our executive officers and to structure the performance-based portion of the compensation of our executive officers in a manner that complies with Section 162(m). However, because we will compensate our executive officers in a manner designed to promote our varying corporate objectives, our compensation committee may not adopt a policy requiring all compensation to be deductible. For 2010, cash compensation paid to our executive officers did not exceed the $1 million limit for any covered officer.

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Frederick C. Berndt	—	—	—	$—	—	—	—	—	—

Daniel T. Lapp	—	—	—	$—	—	—	—	—	—

Gary R. Smith	100,000	—	—	$3.00	06/30/2012	—	—	—	—

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the company.

Name	Position	Annual Salary (1)	Bonus (1)

Frederick C. Berndt	Chief Executive Officer, President	$196,000	(1)

Daniel T. Lapp	Chief Financial Officer	$105,000	(1)

Gary R. Smith	Chief Operating Officer	$250,000	(1)

(1)	Bonuses each year are at the discretion of the Board as described below.

The company entered into employment contracts as of November 11, 2007 with each of Frederick C. Berndt and Daniel T. Lapp. The term of each contract terminates on the close of business on December 31, 2012. Gary R. Smith entered into a three year employment contract on March 1, 2009 and his contract expires on March 1, 2012. Mr. Berndt’s contract provides for him to act as the Chief Executive Officer of the company. Mr. Lapp’s contract provides for him to serve as the Chief Financial Officer of the company. Mr. Smith’s contract provides for him to serve as the Chief Operating Officer. The employment contracts provide for essentially the same terms and conditions except as otherwise noted herein. The base annual salaries of Messrs. Berndt, Lapp and Smith are $196,000, $105,000 and $250,000, respectively, plus bonuses in the discretion of the company. Each agreement provides for indemnification to the fullest extent permitted by law. Each executive may be terminated for cause after providing the executive with 30 days’ prior written notice. The executive may terminate his employment contract after providing the company with 30 day’s prior written notice upon the occurrence of one of the following events: (i)failure of the company to elect the executive or to reappoint the executive to his current job title;(ii)Any material change by the company in executive’s functions, duties and responsibilities;(iii)The liquidation, consolidation or merger (including assumption of control by other parties) of the company or transfer of all or substantially all of the company’s assets unless such consolidation, merger or business consolidation does not adversely affect executive’s position or the dignity of responsibility of executive, executive’s judgment; and(iv)Any material breach of the agreement by the company.

In the event that agreement is terminated other than for cause, the company shall pay a lump sum on the date of termination, severance compensation to the executive in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In the event the employment contract expires and the executive is not rehired in the same position under the terms and conditions of a new executive employment agreement mutually acceptable to the parties or in the event executive dies or becomes disabled, the company shall pay in lump sum on the date of termination severance compensation in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In addition, executive (except in the case of his death) shall be entitled to continue health benefits for a period of 18 months or until the executive is employed full time with another employer.

In the event of a reorganization, merger of consolidation where the company is not the surviving corporation or in the case of a sale or transfer of all or substantially all of the assets of the company, then all of executive’s options to purchase common stock of the company outstanding at the time of the event and which were granted six months or more prior to the event, shall immediately become exercisable in full and, upon the election of the executive given to the company within 180 days of the event, and the company shall repurchase for cash all or any part of the options as specified in the written election at a price per share equal to the difference between the fair market value of the company’s stock on the execution date and the option exercise price per share.

Pursuant to his employment agreement, Frederick C. Berndt entered into a revolving note agreement with the company beginning on November 11, 2007. The company initiated the note arrangement to allow Mr. Berndt to assist the company, primarily in the early stages of development, personally with operating capital as required. In addition, the company initiated the revolving note agreement to allow the company to assist Mr. Berndt with cash advances used for costs incurred during the process of improving the company’s marketing, political and regulatory exposure Mr. Berndt has agreed to reimburse the company for the costs of these promotions. These costs consisted primarily of travel and sponsorship costs. The company charges 5% interest per annum calculated on the last day of the year based on an average of the quarterly balance of the note. The balance of the note including interest was due and payable on December 31, 2009, with a term of 30 days to settle the note payable. Mr. Berndt has signed a note receivable for $508,688, as of December 31, 2008. On December 15, 2009, Mr. Berndt retired the note and accrued interest balances of $787,144 through a stock repurchase transaction with the company. See “Certain Transactions”

DIRECTOR COMPENSATION

Stock Options

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of the Board. On July 22, 2009, three year options to purchase 100,000 shares exercisable at a price of $3.00 per share were granted to five directors, including four non-employee / non-executive directors. The company recorded $200,205 of compensation expense relating to these options as of December 31, 2009.

Cash Compensation

Each of our non-employee / non-executive directors is eligible to receive a fee of $2,500 quarterly to be paid for attending each Board meeting. In addition, each non-employee/non-executive director also receives $3,000 for each annual in person meeting attended.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Director Compensation

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive director. It should be noted that the stock awards required transfer of shares to the named directors from principal stockholders of the company.

	DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3) (4)	Total ($)

John D. Lane	$10,000	$—	$	$—	$—	$—	$10,000
Dennis A. Nash	$10,000	$—	$	$—	$—	$—	$10,000

(1)

ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). The table above reflects the full value of the options granted for the year of grant. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Memorandum.

(2)	Excludes awards or earnings reported in preceding columns.

(3)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of company common stock as of December 31, 2010 by

•	each of our stockholders who is known by us to beneficially own more than 5% of our common stock;
•	each of the company’s executive officers; and
•	each of the company’s directors.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if the individual has the power to vote and/or dispose of shares. This power can be sole or shared, and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person are counted as outstanding. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite that stockholder’s name.

Name of Beneficial Owner	Shares of Common Stock	% of Shares of Common Stock Beneficially Owned (1)	Shares of Preferred Stock Beneficially Owned	% of Preferred Stock Beneficially Owned	Combined Voting Stock	% of Combined Voting Stock (7)

Frederick C. Berndt (2)	3,089,000	15.6	11,000,000	100	14,089,000	45.7
Daniel T. Lapp (2)	350,000	1.8	—	—	350,000	1.1
Gary R. Smith (3)	267,000	1.3	—	—	267,000	0.9
John Lane (4)	801,000	4.0	—	—	801,000	2.6
Dennis Nash (5)	320,000	1.6	—	—	320,000	1.0
All officers and directors as a group (five persons) (6)	4,827,000	23.8	11,000,000	100	15,827,000	50.6

5% Shareholders
Clayton Livengood and Susan Livengood	1,470,000	7.4	—	—	1,470,000	4.8

(1)	Based upon 19,856,239 common shares outstanding as of December 31, 2010.

(2)

Mr. Berndt owns 11,000,000 shares of Preferred Stock which have the same voting rights as Common Stock, except as otherwise provided by Delaware law. Mr. Lapp directly owns 300,000 common shares and he owns 50,000 shares held in a family trust.

(3)	Includes options to purchase 100,000 common shares.

(4)	Includes options and warrants to purchase 101,000 shares of common stock.

(5)	Includes options and warrants to purchase 140,000 shares.

(6)	Includes options and warrants to purchase 441,000 shares of common stock.

(7)	Based upon 30,835,251 outstanding voting shares of capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans to issue equity securities. However, on July 22, 2009, we granted to our officers and Directors options to purchase an aggregate of 500,000 shares of Common Stock exercisable at $3.00 per share over a term of three years ending July 22, 2012. The fair value of the options of $200,205 was charged to current period operations.

Item 13. Certain Relationships, Related Transactions and Director Independence.

In May 2007, the company was formed and we issued its founder stock in the amount of 9,700,000 shares to six persons at a cash purchase price of $.0001 per share. Included in the 9,700,000 shares were 9,050,000 shares issued to Frederick C. Berndt, 300,000 shares issued to Daniel T. Lapp, 100,000 shares issued to Krista R. Ringer, 200,000 shares issued to Steven S. Quinn and 50,000 shares issued to members of the law firm of Morse & Morse, PLLC, securities counsel to the company. Mr. Berndt also purchased at a cash purchase price of $.0001 per share, 11,000,000 shares of Series A Preferred Stock which have no rights, preferences or privileges other than the right to vote the same as an equivalent number of shares of Common Stock, except as otherwise provided by applicable Delaware law.

In October 2007, the company completed its acquisition of 11 Good’s Energy LTD., its operating subsidiary, and in connection therewith, the company issued an aggregate of 4,285,714 shares to the founders of 11 Good’s Energy LTD., including 2,782,000 to Clayton Livengood, 1,218,000 shares to his wife, Susan K. Livengood, and 285,714 shares to Aaron R. Harnar.

Subsequent to the receipt of shares by Frederick C. Berndt and Clayton Livengood, they have reduced their Common Stock ownership directly owned by them to 3,555,000 shares and 252,000 shares, respectively; through the sale and/or gift of 5,495,000 shares and 2,530,000 shares, respectively, to various directors of the company identified herein and to various family, friends and non-affiliated persons.

On September 11, 2008 Frederick C. Berndt personally secured a $275,000 note payable of the company to Surge Global Energy, Inc. with real property owned by him. This loan has since been retired by the company.

In October 2009, we agreed to purchase 450,000 shares of the company’s outstanding common stock held by Surge Global Energy, Inc, an investor in 11 Good Energy, Inc. The purchase price was $450,000 ($1 per share). The company has recorded the transaction at cost to Treasury Stock.

On December 15, 2009, we agreed to purchase 425,000 shares of our outstanding common stock held by Frederick C. Berndt, our founder and CEO. The purchase price was $850,000 ($2 per share). The transaction satisfied a loan payable by Frederick C. Berndt to the company in the amount of $787,144.

The remaining amount was paid to Frederick C. Berndt in 2010. The company has recorded the transaction at cost to Treasury Stock.

In February 2010, the company agreed to purchase 50,000 shares of the company’s outstanding common stock held by Surge Global Energy, Inc, an investor in 11 Good Energy, Inc. The purchase price was $122,500 ($2.45 per share). The company has recorded the transaction at cost to Treasury Stock. Mr. Berndt is a stockholder of Surge and a former director of Surge.

Note Offering

Between 2007 and 2009, the company raised approximately $7,930,000 in gross proceeds from the sale of its convertible promissory notes which became due and payable on June 30, 2009. The company paid commissions (finders’ fees) totaling $643,700 in connection with this offering. The notes provided for each noteholder to have the option to convert their notes into common stock based upon a 15% discount to the company’s first equity raise which later occurred between August and December 2009 at $3.00 per share. Therefore, the conversion price of the notes became $2.55 per share. Upon repayment of each note or the conversion thereof, each noteholder received one warrant for each share of common stock that was issued upon conversion of the notes (including accrued interest thereon) or, in the case the notes were retired through the payment of cash, one warrant for each share of common stock that would have been issued upon the conversion of these notes had the noteholder converted the principal only into common stock. These unclassified warrants, which total 3,228,523, have an expiration date of June 30, 2012. The exercise price of the warrants which is equal to the conversion price of the notes is fixed at $2.55 per share. Upon completion of the equity offering described below, the noteholders had 30 days to elect to convert their notes as described above or to receive its return of their principal and accrued interest thereon. As of December 31, 2009, the company repaid $1,967,916 in principal plus accrued interest thereon to note holders and as of March 1, 2010, converted the remaining $6,498,709 in principal plus accrued interest thereon to 2,548,513 shares of common stock.

Equity Offering

In August 2009, the company commenced an equity offering which had several closings between August 2009 and March 2010. The company raised gross proceeds of $11,932,000 from the sale of 3,977,333 shares of common stock and Class A warrants to purchase 1,988,667 shares of the company’s common stock at an exercise price of $4.50 per share through the close of business on June 30, 2012. The company paid commissions totaling $1,193,200 in connection with this offering. In April 2010, the company also issued 686,239 warrants to the placement agent in connection with the equity offering.

Transactions with Affiliates

Since April 1, 2008, the company has occupied warehouse space provided by one of the company’s founders. The company agreed to pay a total of $1 per month for the space. The company records this fee as rent expense when incurred. During this time period, the company constructed a leasehold improvement to the leased warehouse space for the purpose of locating our bio-fuel manufacturing facility.

Other Transactions

The company has entered into consulting agreements with outside building contractors, individuals responsible for creating political liaisons and investor relations. The agreements are generally for a term of one year or less from inception and renewable unless either the company or the consultant terminates such agreement by written notice. The company incurred $1,643,161 and $750,996 in fees to these individuals for the year ended December 31, 20010 and 2009, respectively, in a consulting role.

Transactions with Non-Affiliates

In August 2010, the company repurchased 30,322 shares of Common Stock from a non-affiliated person at a cost of approximately $2.47 per share.

Item 14. Principal Accountant Fees and Services.

          RBSM LLP has served as our independent auditors for the past two fiscal years.

          The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, RBSM LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009.

	Year Ended December 31,

	2010	2009

Audit fees (1)	$262,344	$95,456
Audit- related fees (2)	36,163	14,407
Tax fees (3)	—	—
All other fees	—	—

Total fees	$298,507	$109,863

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2010 and 2009 are comprised of fees related to accounting consultation fees and form S-1 registration Statement.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

Policy on Board Pre-Approval of Services of Independent Registered Public Accounting Firm

          Our Board has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the following year’s audit, management will submit to the Board for approval a description of services expected to be rendered during that year for each of following categories of services:

          Audit services include audit work performed in the preparation and audit of the annual financial statements, review of quarterly financial statements, reading of annual, quarterly and current reports, as well as work that generally only the independent auditor can reasonably be expected to provide, such as the provision of consents and comfort letters in connection with the filing of registration statements.

          Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

          Tax services consist principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

          Other services are those associated with services not captured in the other categories. We generally do not request such services from our independent auditor.

          Prior to the engagement, the Board pre-approves these services by category of service. The fees are budgeted, and the Board requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Board requires specific pre-approval before engaging the independent registered public accounting firm.

          The Board may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit Board at its next scheduled meeting.

          None of the services described above for 2010 or 2009 provided by RBSM LLP were approved by the Board pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Part IV

Item 15. Exhibits and Financial Statement Schedules

          (a) Financial Statements

                The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-31, and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2010 and 2009:

          Reports of Independent Registered Public Accounting Firms
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statement of Shareholders’ Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits were previously filed under a Form S-1 Registration Statement, file No. 333-166149 unless otherwise noted:

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jesup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

21.1	Subsidiary of Registrant

31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Principal Executive Officer and Principal Financial Officer Section 1350 Certification (*)

* Filed herewith.

SIGNATURES

          Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

11 Good Energy, INC.

By:	/s/ Frederick C. Berndt

Frederick C. Berndt, Chairman of the
Board and Principal Executive Officer

Dated: Canton,Ohio
April 15, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Frederick C. Berndt	Chairman of the Board	April 15, 2011
Principal Executive Officer
Frederick C. Berndt

/s/ Daniel T. Lapp	Principal Financial Officer	April 15, 2011
Secretary and Treasurer
Daniel T. Lapp

/s/ Gary R. Smith	Director and Chief Operating Officer	April 15, 2011

Gary R. Smith

/s/ John D. Lane	Director	April 15, 2011

John D. Lane

/s/ Dennis A. Nash	Director	April 15, 2011

Dennis A. Nash

The aforementioned directors represent all the current members of the Board of Directors.