Form 10-Q
period 2011-03-31
11 GOOD ENERGY INC
filed 2011-05-19
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ☐   No ☒

As of May 13, 2010, the registrant had a total of 19,856,239 shares of Common Stock outstanding

11 GOOD ENERGY, INC. AND SUBSIDIARY

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

	(unaudited)
ASSETS
Current assets:
Cash	$33,930	$29,879
Inventory	532,386	624,739
Accounts receivable, net	14,869	51,801
Available for sale securities	7,980	576,990
Other current assets	18,024	24,974

Total current assets	607,189	1,308,383

Property, plant and equipment, net	2,466,848	2,562,675

Other assets:
Patents	65,479	58,272
Goodwill	639,504	639,504
Deposits	2,163	2,163

Total other assets:	707,146	699,939

Total assets	$3,781,183	$4,570,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$711,991	$458,043
Advances, related party	170,350	—

Total current liabilities	882,341	458,043

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,811,561 issued as of March 31, 2011 and December 31, 2010; 19,856,239 outstanding as of March 31, 2011 and December 31, 2010	2,081	2,081
Additional paid in capital	22,498,920	22,498,920
Receivable from purchase of treasury stock	(78,519)	(53,519)
Deficit accumulated during development stage	(17,745,520)	(16,551,567)
Accumulated other comprehensive income	(281,720)	(286,561)
Treasury stock, 955,322 shares as of March 31, 2011 and December 31, 2010	(1,497,500)	(1,497,500)

Total stockholders’ equity	2,898,842	4,112,954

Total liabilities and stockholders’ equity	$3,781,183	$4,570,997

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From May 23, 2007 (date of inception) through
	2011	2010	March 31, 2011

		(restated)

REVENUE:
Sales	$29,222	$48,427	$499,222

Cost of sales	114,397	107,248	1,021,960

Gross (loss)	(85,175)	(58,821)	(522,738)

OPERATING EXPENSES:
General, selling and administrative expenses	961,260	2,552,440	12,358,478
Research and development	100,551	101,323	912,533
Depreciation and amortization	29,185	41,047	269,397

Total operating expenses	1,090,996	2,694,810	13,540,408

NET (LOSS) FROM OPERATIONS	(1,176,171)	(2,753,631)	(14,063,146)

Other income/(expense):
Interest income	—	—	55,384
Interest expense	—	(7,077)	(3,849,982)
Realized (loss) on sale of securities	(17,782)	—	111,024
Gain on sale of property, plant and equipment	—	—	1,200

Total other (expense)	(17,782)	(7,077)	(3,682,374)

Net loss before provision for income taxes	(1,193,953)	(2,760,708)	(17,745,520)

Provision for income taxes	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,193,953)	$(2,760,708)	$(17,745,520)

Net loss per common share (basic and fully diluted)	$(0.06)	$(0.20)	$(1.17)

Weighted average number of shares outstanding (basic and fully diluted)	19,856,239	14,154,603	15,221,872

Comprehensive loss:
Net loss	$(1,193,953)	$(2,760,708)	$(17,745,520)
Unrealized gain (loss) on securities available for sale	4,841	(173,336)	(281,720)

Comprehensive loss	$(1,189,112)	$(2,934,044)	$(18,027,240)

See accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH MARCH 2011
(UNAUDITED)

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

May 23, 2007, date of inception	11,000,000	$1,100	9,700,000	$970	—	$—	$—	$—	$—	$—	$—	$—	$—	$2,070

Common stock issued for services to be rendered	—	—	300,000	30	—	—	—	—	155,970	—	—	—	—	156,000

Common stock issued to acquire 11 Good’s Energy LTD	—	—	4,285,714	429	—	—	—	—	—	—	—	—	—	420

Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	639,719	—	—	—	—	639,710

Increase in due from related party	—	—	—	—	—	—	—	—	—	(211,034)	—	—	—	(211,034)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(771,405)	(771,405)

Balance, December 31, 2007	11,000,000	1,100	14,285,714	1,429	—	—	—	—	795,689	(211,034)	—	—	(771,405)	(184,221)

Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	613,254	—	—	—	—	613,254

Increase in due from related party	—	—	—	—	—	—	—	—	—	(297,654)	—	—	—	(297,654)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,064,728)	(2,064,728)

Balance, December 31, 2008	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH MARCH 2011
(UNAUDITED)

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2009	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)

Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	2,054,806	—	—	—	—	2,054,806

Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	2,540,290	6,477,739	—	—	—	—	—	—	—	6,477,739

Compensation of services by a related party	—	—	—	—	—	—	—	—	531,000	—	—	—	—	531,000

Compensation of services by a consultant	—	—	—	—	—	—	—	—	59,000	—	—	—	—	59,000

Sale of common stock	—	—	770,000	77	—	—	2,931,333	7,137,223	2,309,923	—	—	—	—	9,447,223

Fair value of options granted to directors	—	—	—	—	—	—	—	—	200,205	—	—	—	—	200,205

Increase in due from related party	—	—	—	—	—	—	—	—	—	(278,456)	—	—	—	(278,456)

Common stock re-acquired for cash	—	—	—	—	—	—	—	—	—	—	(450,000)	—	—	(450,000)

Common stock re-acquired for receivable due from related party and issuance of related party note	—	—	—	—	—	—	—	—	—	787,144	(850,000)	—	—	(62,856)

Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	49,504	—	49,504

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,549,809)	(6,549,809)

Balance, December 31, 2009 (Restated)	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	$2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH MARCH 2011
(UNAUDITED)

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Receivable from purchase of treasury stock	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2010	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007

Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	8,223	20,970	—	—	—	—	—	—	—	20,970

Sale of common stock	—	—	—	—	—	—	276,000	805,846						805,846

Contribution of services by a related party	—	—	—	—	—	—	—	—	1,493,840	—	—	—	—	1,493,840

Common stock reacquired	—	—	—	—	—	—	—	—	—	—	(197,500)	—	—	(197,500)

Receivable from purchase of treasury stock	—	—	—	—	—	—	—	—	—	(53,519)	—	—	—	(53,519)

Unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	(336,065)	—	(336,065)

Common stock issued in settlement of common stock subscriptions	—	—	5,755,847	575	(2,548,513)	(6,498,709)	(3,207,333)	(7,943,069)	14,441,203	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,165,625)	(7,165,625)

Balance, December 31, 2010	11,000,000	$1,100	20,811,561	$2,081	—	$—	—	$—	$22,498,920	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,112,954

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH MARCH 2011
(unaudited)

					Additional Paid in Capital	Receivable from purchase of treasury stock	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage
	Preferred		Common
	Stock	Amount	Stock	Amount						Total

Balance, January 1, 2011	11,000,000	$1,100	20,811,561	$2,081	$22,498,920	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,112,954

Receivable from purchase of treasury stock	—	—	—	—	—	(25,000)	—	—	—	(25,000)
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	4,841	—	4,841
Net loss	—	—	—	—	—	—	—	—	(1,193,953)	(1,193,953)

Balance, March 31, 2011	11,000,000	$1,100	20,811,561	$2,081	$22,498,920	$(78,519)	$(1,497,500)	$(281,720)	$(17,745,520)	$2,898,842

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		From May 23, 2007 (date of inception) through March 31, 2011
	2011	2010

		(restated)

Cash flows from operating activities:
Net loss for the period	$(1,193,953)	$(2,760,708)	$(17,745,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,827	97,926	641,165
Amortization of debt discount	—	—	3,307,777
Compensation of services by a related party	—	1,493,840	2,024,840
Compensation of services to consultant	—	—	59,000
Fair value of options issued for services	—	—	200,205
Gain on sale of property and equipment	—	—	(1,200)
Realized gain (loss) on sale of securities available for sale	17,782	—	(111,024)
Changes in operating assets and liabilities:
Inventory	92,353	(402,862)	(506,150)
Accounts receivable	36,932	(888)	(14,869)
Other current assets	6,950	179,543	139,986
Accounts payable and accrued liabilities	253,948	(168,478)	752,023

Net cash (used in) operating activities	(690,161)	(1,561,627)	(11,253,767)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	—	3,200
Purchase of property, plant and equipment	—	(107,144)	(3,039,723)
Payments for acquisition of patent	(7,207)	—	(65,479)
Proceeds from sale of securities available for sale	556,069	—	1,103,816
Purchase of securities available for sale	—	(89,700)	(1,282,492)

Net cash provided by (used in) investing activities	548,862	(196,844)	(3,869,630)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Receivable from purchase of treasury stock	(25,000)	—	(865,663)
Proceeds from related party advance	170,350	—	170,350
Proceeds from common stock subscription	—	805,846	10,253,069
Proceeds from issuance of convertible notes	—	—	8,039,323
Proceeds from related party note payable	—	—	25,000
Purchase of treasury stock	—	(122,500)	(647,500)
Payments of related party note payable	—	(25,000)	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	—	(15,000)	(1,710,000)

Net cash provided by financing activities	145,350	643,346	15,157,327

Net increase (decrease) in cash and cash equivalents	4,051	(1,115,125)	33,930
Cash and cash equivalents at beginning of period	29,879	4,869,749	—

Cash and cash equivalents at end of period	$33,930	$3,754,624	$33,930

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From May 23, 2007 (date of inception) through March 31, 2011

	Three months ended March 31,
	2011	2010

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Non cash financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Common stock issued in exchange for convertible note and accrued interest	$—	$—	$20,970
Common stock subscribed for conversion of convertible notes	$—	$—	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$—	$787,144

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis and business presentation

The accompanying unaudited condensed consolidated financial statements of 11 Good Energy, Inc., (the “Company”), have been prepared in accordance with Regulation S-X of the Securities and Exchange Act, as amended, and instructions to Form 10-Q and should be read in conjunction with the audited financials for the year ended December 31, 2010 included in the Company’s SEC on Form 10-K filed on April 15, 2011. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three months ended March 31, 2011, the Company incurred net losses attributable to common shareholders of $1,193,953 and used $690,161 in cash for operating activities during three months ended March 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – RESTATEMENT

The Company restated the financial statements for the three months ended March 31, 2010 and from May 23, 2007 (date of inception) through March 31, 2010 to correct the amortization of previously capitalized nonmonetary intangible assets acquired with the purchase of 11 Good’s Energy LTD and the related amortization.

Consolidated Statement of Operations
Three months ended March 31, 2010

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$48,427	$			$48,427
Cost of sales	107,248				107,248

Gross (loss)	(58,821)				(58,821)

Operating expenses:
General, selling and administrative	2,552,440				2,552,440
Research and development	101,323				101,323
Depreciation and amortization	62,201		(21,154)	1	41,047

Total operating expenses	2,715,964		(21,154)		2,694,810

Other (expense)	(7,077)				(7,077)

Income taxes	—				—

Net loss	$(2,781,862)		$21,154	1	$(2,760,708)

Net loss per common share	$(0.20)		$0.00		$(0.20)

1.	Correct amortization of intangible assets recorded as a result of determining $0 value assigned to intangible assets at the date of acquisition.

Consolidated Statement of Operations
From May 23, 2007 (date of inception) through March 31, 2010

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$226,361	$			$226,361
Cost of sales	269,150				269,150

Gross (loss)	(42,789)				(42,789)

Operating expenses:
General, selling and administrative	7,893,837				7,893,837
Research and development	369,904				369,904
Depreciation and amortization	357,152		(201,945)	1	155,207

Total operating expenses	8,620,893		(201,945)		8,418,948

Other (expense)	(3,685,693)			1	(3,685,693)

Income taxes	—				—

Net loss	$(12,349,375)		$201,945	1	$(12,147,430)

Net loss per common share	$(0.91)		$0.02		$(0.89)

1.	Correct amortization of intangible assets recorded as a result of determining $0 value assigned at the date of acquisition.

Consolidated Statement of Cash Flows
For the three months ended March 31, 2010

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(2,781,862)	$21,154	1	$(2,760,708)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	119,080	(21,154)	1	97,926
Other operating activities	1,101,155			1,101,155

Net cash used in operating activities	(1,561,627)			(1,561,627)

Net cash used in investing activities	(196,844)			(196,844)

Net cash provided in financing activities	643,346			643,346

Net decrease in cash	(1,115,125)			(1,115,125)
Cash and cash equivalents, beginning of period	4,869,749			4,869,749

Cash and cash equivalents, end of period	$3,754,624			$3,754,624

1          Correction of amortization and depreciation due to change in fair values.

Consolidated Statement of Cash Flows
From May 23, 2007 (date of inception) through March 31, 2010)

	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(12,349,375)	$201,945	1	$(12,147,430)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	446,003	(201,945)	1	244,058
Other operating activities	4,675,632			4,675,632

Net cash used in operating activities	(7,227,740)			(7,227,740)

Net cash used in investing activities	(4,099,609)			(4,099,609)

Net cash provided in financing activities	15,081,973			15,081,973

Net increase in cash	3,754,624			3,754,624
Cash and cash equivalents, beginning of period	—			—

Cash and cash equivalents, end of period	$3,754,624			$3,754,624

1.          Correction of amortization and depreciation due to change in fair values

NOTE 4 – INTANGIBLE ASSETS

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

NOTE 5 - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of March 31, 2011 and December 31, 2010, inventories are comprised of the following:

	March 31, 2011	December 31,
	(unaudited)	2010

Raw materials	$351,874	$351,874
Finished fuel	180,512	272,865

Total	$532,386	$624,739

NOTE 6 – OTHER CURRENT ASSETS

Other assets as of March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31, 2011	December 31,
	(unaudited)	2010

Prepaid fuel/product testing	$—	$19,637
Prepaid insurance	12,687	—
Prepaid other	5,337	5,337

Total	$18,024	$24,974

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December
	(unaudited)	31, 2010

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	131,225	131,225
Computer equipment and software	148,300	148,300
Web design	51,505	51,505

Total	3,100,143	3,100,143
Less accumulated depreciation	633,295	537,468

Net	$2,466,848	$2,562,675

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

Depreciation expense was $95,827 and $97,926 for the three months ended March 31, 2011 and 2010, respectively, of which $66,642 and $56,879 was included as part of cost of sales for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31,
	(unaudited)	2010

Available for sale securities:
Equity securities:
Fair value	$7,980	$576,990
Total (losses) gains in accumulated other comprehensive income	$(281,720)	$(286,561)

During the three months ended March 31, 2011 and 2010, the Company realized an aggregate loss of $17,782 and Nil with the sales of marketable securities, respectively. Unrealized gains (losses) are accounted for as other comprehensive income (loss).

NOTE 9 – COMMON STOCK

As of March 31, 2011, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Due to related party

During the three months ended March 31, 2011, the Company’s President and CEO advanced an aggregate of $170,350 for working capital purposes to the Company. The advances are short term, non-interesting bearing, and are due upon demand.

Receivable from purchase of treasury stock

During the three months ended March 31, 2011, the Company paid $25,000 to acquire the Company’s common stock (treasury stock). As of March 31, 2011, the common stock has not been received.

Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet is presented as a deduction from stockholders’ equity (deficit). This is also consistent with Rule 5-02.30 of Regulation S-X of the Code of Federal Regulations.

NOTE 11 – FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$7,980	$7,980	$—	$—

Total	$7,980	$7,980	$—	$—

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

The fair value of the assets, securities available for sale, at March 31, 2011 was grouped as Level 1 valuation as the market price was readily available.

NOTE 12 – SUBSEQUENT EVENTS

We are currently in the process of raising capital through a private placement sale of common stock. The current private placement memorandum outlines the sale of up to 2,000,000 shares of common stock at $5 per share for an aggregate of up to $10,000,000. Subsequent to the date of the financial statements and as of the date of this filing, we have raised and collected $225,000 as a result of a private placement sale of equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management’s Discussion and Analysis, particularly in “Liquidity and Capital Resources,” and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties identified under the “Risk Factors” section of the aforementioned Form 10-K for the fiscal year ended December 31, 2010. The risk factors of said Form 10-K should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

In early 2008, we began construction on our manufacturing facility at the location of our operating subsidiary in Magnolia, Ohio (Magnolia Plant). In June 2008, we began placing tanks and constructing the infrastructure of the Magnolia Plant. Unfortunately, the industry experienced changes in fire suppression regulations requiring us to invest over $1,500,000 in additional infrastructure not anticipated in the original capital expenditure budget. We had to cease plant construction and operations from November 2008 to October 2009 in order to secure the financing and make the necessary changes to the fire suppression system and design of the Magnolia Plant.

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through March 31, 2011, our revenues have totaled $499,222 and our deficit accumulated during our development stage was $17,745,520. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

There were no employee stock options and employee stock purchases granted to employees and directors during the period from May 23, 2007 (date of inception) through December 31, 2008. On July 22, 2009, the company granted 500,000 stock options to outside directors at an exercise price of $3.00 per share. We recorded the fair value of $200,205 as compensation expense during the year ended December 31, 2009 as a result of this transaction. These options are for a period of three years and are fully vested. There were no unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

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

Three months Ended March 31, 2011 Compared to the Three months Ended March 31, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,

	2011	%	2010	%

Revenue	$29,222	100%	$48,427	100
Cost of goods sold	114,397	>100%	107,248	>100%

Gross loss	(85,175)	—	(58,821)	—

Operating expenses:
Selling, general and administrative	961,260	>100%	2,552,440	>100%
Research and development	100,551	>100%	101,323	>100%
Depreciation and amortization	29,185	<100%	41,047	<100%

Total operating expenses:	1,090,966		2,694,810

Net loss from operations	(1,176,171)		(2,753,631)

Other income/expense:
Interest, net	—		(7,077)	<100%
Other income, net	(17,782)	<100%	—

Net loss	$(1,193,953)	<100%	$(2,760,708)	<100%

The decrease in revenues of $19,205 from the three months ended March 31, 2011 of $29,222 compared to the three months ended March 31, 2010 of $48,427 and the minimal amount of revenues in total is the result of our testing and pilot programs continuing beyond our original time estimates due to regulatory milestones that have proven more difficult to acquire than originally anticipated, which has also led to a longer sales order cycle than the Company originally anticipated. For our testing programs that completed in 2010, results showed both efficiency and emissions improvements that remain of great interest to metropolitan bus systems and the rail and trucking industries. We are currently cultivating these pilot programs to sales orders. The remaining existing pilot programs and regulatory approvals are expected to be finalized in 2011 and continue to show great promise to generate significant demand over the next quarter leading to more significant sales orders and contracts to purchase our fuel.

Our most significant efforts have been focused on approval of our fuel variance in the state of California. The fuel variance is required for our fuel to meet California regulations to sell bio-diesel fuel, which is the result of G2 Diesel’s flash point being less than traditional Biodiesel. This is the result of the small amount of ethanol in our finished fuel, which creates a lower flashpoint. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that it should pass in 2011. We currently are licensed to sell fuel in California; however, we must meet this regulation to sell G2 Diesel. The variance requirement has certainly delayed our ability to expand our market presence in California and has delayed our ability to sell our fuel in California. Its passage will allow many of our customers in California, which have tested and approved the use of G2 Diesel, to go to order and purchase G2 Diesel.

Cost of goods sold was $114,397 for the three months ended March 31, 2011 and $107,248 for the three months ending March 31, 2010. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. The first quarter of 2011 experienced less sales activity as described in the preceding paragraph. For the three months ended March 31, 2011, there were certain factory costs associated with operating the plant and selling fuel applied to cost of goods sold, whereas there was no such cost in the first quarter of 2010.

Current margins for our testing programs resulted in gross losses of $85,175 for the three months ended March 31, 2011 and $58,821 for the three months ending March 31, 2010. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities at reduced prices equivalent to the cost of traditional #2 diesel fuel or less, to encourage them to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $100,551 for the three months ended March 31, 2011 and $101,323 for the three months ending March 31, 2010. Our Research and Development activities have shown consistent from quarter to quarter. We have continued our focus on developing new feedstock alternatives and improving fuel manufacturing techniques to gain production efficiencies.

Depreciation and amortization included in operating expenses decreased by $11,862. We have allocated more depreciation to cost of goods sold during the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010 as a result of more fixed assets purchased and used in production.

Selling, general, and administrative expenses for the three months ended March 31, 2011 of $961,260 exceeded revenues by $932,038. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $1,591,180 in 2011 over the comparable period of the prior year is primarily related to payments of common stock to consultants and employees from the Company’s CEO and a founding shareholder, which was treated for accounting purposes as operating expenses and donated capital, in the amount of $1,493,850. The company also experienced a decrease in consulting, legal and bonus costs of approximately $28,000. Other overhead costs such as travel, marketing and promotional cost decreased approximately $195,000 and salaries and payroll costs increased by approximately $11,000 in comparison to the first quarter of 2010.

Net loss was $1,193,953 in the three months ended March 31, 2011 as compared to $2,760,708 for the comparable period in 2010. Basic and fully diluted net loss per share for the three months ended March 31, 2011 and March 31, 2010 was $(0.06) and $(0.20), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended March 31, 2011 and March 31, 2010 was 19,856,239 and 14,154,603, respectively.

Liquidity and Capital Resources

The company had cash and cash equivalents of $33,930 at March 31, 2011. Net cash was used in operating activities of $690,161 for the three months ended March 31, 2011. Cash used in operations was a result of a net loss for the period of $1,193,953; a decrease in inventory of $92,353; a decrease in accounts receivable of $36,932; an increase in payables of $253,948, depreciation and amortization of $95,827 and a decrease in other assets of $6,950. Net cash investing activities of $548,862 for the three months ended March 31, 2011, included patent costs of $7,207 and proceeds from the sale of securities available for sale of $556,069. Net cash provided by financing activities of $145,350 for the three months ended March 31, 2011, included proceeds from a related party advance of $170,350, partially offset by $25,000 due from a related party.

The company had cash and cash equivalents of $3,754,624 at March 31, 2010. Net cash was used in operating activities of $1,561,627 for the three months ended March 31, 2010. Cash used in operations was a result of a net loss for the period of $2,760,708, net changes in assets and liabilities in the amount of $392,685, partially offset by non cash compensation of services by a related party of $1,493,840, depreciation and amortization of $97,926. Net cash used in investing activities of $196,844 for the three months ended March 31, 2010, included the purchase of property, plant and equipment of $107,144 and the purchase of securities available for sale of $89,700. Net cash provided by financing activities of $643,346 for the three months ended March 31, 2010, included proceeds from common stock subscriptions of $805,846, offset by the purchase of Treasury stock of $122,500, and payments totaling $40,000 for convertible and related party notes payable.

From May 23, 2007 (date of inception) through March 31, 2011, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes, in aggregate of $8,039,323 (including principal and accrued interest thereon), became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As March 31, 2011 and December 31, 2010, the company had outstanding $0 of these convertible notes.

As of March 31, 2011, the company had converted $6,498,709 of Convertible notes payable to Common Stock issued at a price of $2.55 per share, and issued 2,548,513 shares of common stock and warrants to purchase 3,228,523 shares of Common Stock. All remaining note balances and accrued interest were redeemed in cash.

As of March 31, 2011, the company received gross proceeds of $11,932,000 (net proceeds of $10,253,069) through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares.

We have a history of losses from operations and an accumulated deficit of $17,745,520 at March 31, 2011 and negative working capital (total current liabilities in excess of total current liabilities) of $275,152. As of March 31, 2011, we are operating one production facility; currently have a total of 11 employees, with a burn rate of approximately $285,000 per month. In the absence of significant revenues, management believes that we will require capital funding and liquidity needs for our current corporate and plant operations. While the company anticipates more than nominal revenues will result during 2011, our ability to achieve profitable operations will depend on our ability to raise additional financing in 2011, on terms satisfactory to us, particularly if cash flow from operations continues at its current level. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be cash generated from operations and the sale of current inventory and raising additional capital from the sale of equity securities.

We are currently in the process of raising capital through a private placement sale of common stock. The current private placement memorandum outlines the sale of up to 2,000,000 shares of common stock at $5 per share for an aggregate of up to $10,000,000. As of the date of this filing, we have raised and collected $225,000 as a result of a private placement sale of equity. Exemption is claimed under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for hedging or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of the filing date of this Form 10-Q, we are not a party to any pending legal proceedings.

Item 1A. Risk Factors

          As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Changes in Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Reserved

Item 5. Other Information

          We are currently in the process of raising capital through a private placement sale of common stock. The current private placement memorandum outlines the sale of up to 2,000,000 shares of common stock at $5 per share for an aggregate of up to $10,000,000. As of the date of this filing, we have raised and collected $225,000 as a result of a private placement sale of equity. Exemption is claimed under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 6. Exhibits

          Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

The following exhibits were previously filed under a Form S-1 Registration Statement, file No. 333-166149 unless otherwise noted:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jesup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

21.1	Subsidiary of Registrant

31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Principal Executive Officer Section 1350 Certification (*)

32.2	Principal Financial Officer Section 1350 Certification (*)

99.1	Results of Operations - Press Release dated May___, 2011*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: May 19, 2011	By: /s/ Frederick C. Berndt

Frederick C. Berndt, President (principal executive officer)

Date: May 19, 2011	By: /s/ Daniel T. Lapp

Daniel T. Lapp,
Chief Financial Officer (principal financial officer)