Form 10-Q
period 2011-06-30
11 GOOD ENERGY INC
filed 2011-08-22
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☐   No ☒

As of August 22, 2011, the registrant had a total of 19,901,239 shares of Common Stock outstanding

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2011 and June 30, 2010 and for the period May 23, 2007 (date of inception) to June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Stockholders Equity – For the Period May 23, 2007 (Date of Inception) to June 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and June 30, 2010 and for the period May 23, 2007 (date of inception) to June 30, 2011	6-7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	Other Information	31

	Exhibits	31-32

SIGNATURES		33

Certifications

PART I.

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Current assets:
Cash	$12,519	$29,879
Inventory	469,949	624,739
Accounts receivable, net	38,372	51,801
Available for sale securities	1,299	576,990
Other current assets	47,357	24,974

Total current assets	569,496	1,308,383

Property, plant and equipment, net	2,371,022	2,562,675

Other assets:
Patents	65,479	58,272
Goodwill	639,504	639,504
Deposits	2,163	2,163

Total other assets:	707,146	699,939

Total assets	$3,647,664	$4,570,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$942,286	$458,043
Note payable related party	50,000
Advances, related party	132,641	—
Convertible notes payable, net of debt discount	49,306	—

Total current liabilities	1,174,233	458,043

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010.	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,856,561 and 20,811,561 issued as of June 30, 2011 and December 31, 2010, respectively; 19,901,239 and 19,856,239 outstanding as of June 30, 2011 and December 31, 2010, respectively.	2,086	2,081
Additional paid in capital	24,845,230	22,498,920
Due from related party	(78,519)	(53,519)
Deficit accumulated during development stage	(20,710,566)	(16,551,567)
Accumulated other comprehensive income	(88,400)	(286,561)
Treasury stock, 955,322 shares as of June 30, 2011 and December 31, 2010	(1,497,500)	(1,497,500)

Total stockholders’ equity	2,473,431	4,112,954

Total liabilities and stockholders’ equity	$3,647,664	$4,570,997

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2011
	2011	2010	2011	2010

REVENUE:
Sales	$68,291	$30,080	$97,513	$78,507	$567,513

Cost of sales	154,112	97,747	268,508	204,995	1,176,071

Gross loss	(85,821)	(67,667)	(170,996)	(126,488)	(608,559)

OPERATING EXPENSES:
General, selling and administrative expenses	2,622,851	1,135,332	3,584,110	3,687,772	14,981,330

Research and development	23,162	125,000	123,713	226,323	935,695
Depreciation and amortization	29,185	42,373	58,371	83,420	298,583

Total operating expenses	2,675,198	1,302,705	3,776,194	3,997,515	16,215,606

NET (LOSS) FROM OPERATIONS	(2,761,019)	(1,370,372)	(3,937,190)	(4,124,003)	(16,824,165)

Other income/(expense):

Interest income	—	—	—	—	55,384

Interest expense	(8,726)	—	(8,726)	(7,077)	(3,858,708)

Realized (loss) gain on sale of securities	(195,300)	—	(213,083)	—	(84,277)
Gain on sale of property, plant and equipment	—	—	—	—	1,200

Net loss before provision for income taxes	(2,965,045)	(1,370,372)	(4,158,999)	(4,131,080)	(20,710,566)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,965,045)	$(1,370,372)	(4,158,999)	$(4,131,080)	$(20,710,566)

Net loss per common share (basic and fully diluted)	$(0.15)	$(0.07)	$(0.21)	$(0.25)	$(1.34)

Weighted average number of shares outstanding (basic and fully diluted)	19,877,996	19,443,803	19,867,177	16,813,814	15,504,532

Comprehensive loss:
Net loss	$(2,965,045)	$(1,370,372)	$(4,158,999)	$(4,131,080)	$(20,710,566)
Unrealized (loss) gain on securities available for sale	(193,320)	(353,839)	198,161	(527,175)	(88,400)

Comprehensive loss	$(2,771,725)	$(1,724,211)	$(3,960,838)	$(4,658,255)	$(20,798,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH JUNE 2011
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

5

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH JUNE 2011
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

6

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH JUNE 2011
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

See the accompanying notes to these unaudited condensed consolidated financial statements

7

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2011 TO JUNE 2011
(UNAUDITED)

	Preferred		Common		Additional Paid in Capital	Receivable from purchase of treasury stock	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total

	Stock	Amount	Stock	Amount

Balance, January 1, 2011	11,000,000	$1,100	20,811,561	$2,081	$22,498,920	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,112,954

Receivable from purchase of treasury stock	—	—	—	—	—	(25,000)	—	—	—	(25,000)
Sale of common stock	—	—	45,000	5	224,995	—	—	—	—	225,000
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	198,161	—	198,161
Fair value of stock options	—	—	—	—	1,911,895	—	—	—	—	1,911,895
Beneficial conversion feature and value of warrants in conjunction with convertible debt					209,420					209,420
Net loss	—	—	—	—	—	—	—	—	(4,158,999)	(4,158,999)

Balance, June 30, 2011	11,000,000	$1,100	20,856,561	$2,086	$24,845,230	$(78,519)	$(1,497,500)	$(88,400)	$(20,710,566)	$2,473,431

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2011

	2011	2010

Cash flows from operating activities:
Net loss for the period	$(4,158,999)	$(4,131,080)	$(20,710,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,653	198,576	736,991

Amortization of debt discount	8,726		3,316,503
Compensation of services by a related party	—	1,493,840	2,024,840
Compensation of services to consultant	—	—	59,000

Fair value of options issued for services	1,911,895	—	2,112,100
Gain on sale of property and equipment	—	—	(1,200)
Realized loss (gain) on sale of securities available for sale	213,083	—	84,277
Changes in operating assets and liabilities:
Inventory	154,790	(552,290)	(443,713)

Accounts receivable	13,429	32,786	(38,372)
Other current assets	(22,383)	114,703	110,653
Accounts payable and accrued liabilities	484,243	(110,476)	1,086,126

Net cash (used in) operating activities	(1,203,563)	(2,953,941)	(11,663,361)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	—	3,200
Purchase of property, plant and equipment	—	(138,623)	(3,034,208)
Payments for acquisition of patent	(7,207)	—	(65,479)
Proceeds from sale of securities available for sale	560,769	—	1,108,516
Purchase of securities available for sale	—	(259,691)	(1,282,492)

Net cash (used in) investing activities	553,562	(398,314)	(3,859,415)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from related party	(25,000)	—	(865,663)
Proceeds from note payable to related party	50,000
Proceeds from related party advance	132,641	—	180,097

Proceeds from common stock	225,000	805,846	10,478,069

Proceeds from issuance of convertible notes	250,000	—	8,130,000
Proceeds from related party note payable	—	—	75,000
Purchase of treasury stock	—	(122,500)	(647,500)
Payments of related party note payable	—	(25,000)	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	—	(15,000)	(1,710,000)

Net cash provided by financing activities	632,641	643,346	15,535,295

Net increase (decrease) in cash and cash equivalents	(17,360)	(2,708,909)	12,519
Cash and cash equivalents at beginning of period	29,879	4,869,749	—

Cash and cash equivalents at end of period	$12,519	$2,160,840	$12,519

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From May 23, 2007 (date of inception) through June 30, 2011
	Six months ended June 30,
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
June 30, 2011 AND 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month and six months periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The condensed consolidated financial statements as of December 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary 11 Good’s Energy, LTD (“11 Good’s”). All significant intercompany balances and transactions have been eliminated in consolidation.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued services of its executive officers. The ability of the company to pursue its business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the company will be able to retain or recruit such personnel.

New accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six months ended June 30, 2011, the Company incurred net losses attributable to common shareholders of $4,158,999 and used $1,203,563 in cash for operating activities during the six months ended June 30, 2011. The accumulated deficit during development stage amounted to $20,710,566. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 2 – GOING CONCERN MATTERS (cont’)

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

As of June 30, 2011 and December 31, 2010, inventories are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Raw materials	$351,874	$351,874
Finished fuel	118,075	272,865

Total	$469,949	$624,739

NOTE 5 – OTHER CURRENT ASSETS

Other assets as of June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Prepaid fuel/product testing	—	19,637
Prepaid insurance	26,001	—
Prepaid Other	21,356	5,337

Total	$47,357	$24,974

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	131,225	131,225
Computer equipment and software	148,300	148,300
Web design	51,505	51,505

Total	3,100,143	3,100,143
Less accumulated depreciation	729,121	537,468

Net	$2,371,022	$2,562,675

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (cont’)

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

Depreciation expense was $95,826 and $100,015 for the three months ended June 30, 2011 and 2010, respectively, of which $66,641 and $57,642 was included as part of cost of sales for the three months ended June 30, 2011 and 2010, respectively.

Depreciation expense was $191,653 and $198,575 for the six months ended June 30, 2011 and 2010, respectively, of which $133,282 and $115,155 was included as part of cost of sales for the six months ended June 30, 2011 and 2010, respectively.

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(unaudited)

Available for sale securities:	1,299	576,990
Equity securities:
Fair value	$1,299	$576,990
Total (losses) gains in accumulated other comprehensive income	$(88,400)	(286,561)

During the three months ended June 30, 2011 and 2010, the Company realized an aggregate loss of $195,300 and $0 with the sales of marketable securities, respectively. Unrealized gains (losses) are accounted for as other comprehensive income (loss).

During the six months ended June 30, 2011 and 2010, the Company realized an aggregate loss of $213,083 and $0 with the sales of marketable securities, respectively. Unrealized gains (losses) are accounted for as other comprehensive income (loss).

NOTE 8 – COMMON STOCK

Between August 2009 and February 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010. In the six months ended June 30, 2011, the Company received additional gross proceeds of $225,000 from the sale of 22,500 shares of Common Stock and two year Warrants to purchase 45,000 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Due to related party

During the six months ended June 30, 2011, the Company’s President and CEO advanced an aggregate of $132,641 for working capital purposes to the Company. The advances are short term and are due upon demand.

During the quarter ended June 30, 2011, the Company borrowed $50,000 from a related party. In connection with this transaction, the Company issued Notes in the principal amount of $50,000. The Notes charge interest at 9% per annum and is callable on demand.

Receivable from purchase of treasury stock

During the six months ended June 30, 2011, the Company advanced $25,000 to acquire the Company’s common stock (treasury stock). As of June 30, 2011, the common stock has not been received.

Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet is presented as a deduction from stockholders’ equity (deficit). This is also consistent with Rule 5-02.30 of Regulation S-X of the Code of Federal Regulations.

NOTE 10 – FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$1,299	$1,299	$—	$—

Total	$1,299	$1,299	$—	$—

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

The fair value of the assets, securities available for sale, at June 30, 2011 was grouped as Level 1 valuation as the market price was readily available.

NOTE 11 - LOAN TRANSACTION

Convertible Note

A summary of convertible debentures payable at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Senior Convertible Debentures, accrue interest at 11% per annum and mature on December 31, 2011	$250,000	—
Debt Discount - beneficial conversion feature, net of accumulated amortization of $4,363 and $0 at June 30, 2011 and December 31, 2010, respectively.	(100,347)	—
Debt Discount - value attributable to warrants attached to notes, net of accumulated amortization of $4,363 and $0 at June 30, 2011 and December 31, 2010, respectively.	(100,347)	—

Total Current Portion	$49,306	—

On June 24, 2011 the Company issued $250,000 in Convertible Promissory Notes that matures December 31, 2011. The Promissory Notes bear interest at a rate of 11% and will be convertible into 50,000 shares of the Company’s common stock, at a conversion rate of $5.00 per share. Interest can also be converted into common stock at the conversion rate of $5.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 62,500 warrants to purchase the Company’s common stock at $5.00 per share over 2 years.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $104,710 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (192 days) as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 62,500 shares of the Company’s common stock at $5.00 per share. The warrants expire two years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $104,710 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 4.95%, a dividend yield of 0%, and volatility of 108%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (192 days) as interest expense.

The Company amortized debt discount of $8,726 to current period operations as interest expense for the three and six months ended June 30, 2011.

NOTE 12 – OPTIONS AND WARRANTS

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and employees as of June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	500,000	1.00	$3.00	500,000	$3.00
3.00	150,000	2.08	3.00	45,833	3.00
5.00	785,000	3.00	5.00	567,500	5.00
	1,435,000	2.21	4.09	1,113,333	4.02

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010:	650,000		3.00
Granted	785,000		5.00
Exercised	—		—
Canceled or expired	—		—

Outstanding at June 30, 2011:	1,335,000	$

On June 24, 2011, the Company granted an aggregate of 567,500 fully vested stock options to consultants and employees in connection with services rendered at the exercise price of $5.00 over three years.

The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	108.00%
Risk free rate:	4.95%
Expected option life	3 years

The fair value of vested options in the amount of $1,911,895 was charged to operations during the three and six months ended June 30, 2011.

NOTE 12 – OPTIONS AND WARRANTS (continued)

The following table summarizes in warrants outstanding and the related prices for the shares of the Company’s common stock issued as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.55	3,519,830	1.00	$2.55	3,519,830	$2.55
4.50	2,383,599	1.00	4.50	2,383,599	4.50
7.50	22,500	2.00	7.50	22,500	7.50
5.00	62,500	2.00	5.00	62,500	5.00

	5,988,429	1.33	$3.37	5,988,429	$1.33

Transactions involving warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010:	5,903,429	$3.34

Issued on May 17, 2011	22,500	7.50

Issued on June 24, 2011	62,500	5.00

Outstanding at June 30, 2011:	5,988,429

In connection with the sale of the common stock, the Company issued an aggregate of 22,500 warrants to shareholders and placement agent to purchase the Company’s common stock for $5.00 per share expiring in June 2013.

In connection with the issuance of convertible notes (see Note 11 above), the Company issued 62,500 detachable warrants during the three and six months ended June 30, 2011 granting the holder the right to acquire an aggregate of shares of the Company’s common stock at $5.00 per share. The warrants expire on June 30, 2013. The Company valued the warrant commitment in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 years, an average risk free interest rate of 4.95%, a dividend yield of 0%, and volatility of 108%. The debt discount attributed to the value of the warrant commitment issued is amortized over the notes’ maturity period (till December 31, 2011) as interest expense.

NOTE 13 – SUBSEQUENT EVENTS

We are currently in the process of raising capital through a private placement sale of common stock dated July 27, 2011, which outlines the sale of up to 2,200,000 shares of common stock at $5 per share for an aggregate of up to $11,000,000. This placement has similar terms as the memorandum dated January 28, 2011 and updates the private placement memorandum with recent corporate developments occurring since January 2011. As of the date of this filing, we have raised and collected $20,000 as a result of this private placement sale of equity.

NOTE 14 – SUBSEQUENT EVENTS (cont’)

On July 11, 2011, the Company and its recently formed subsidiary, namely, 11 Good Energy Sciences, Inc. (hereinafter referred to as “Sciences”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire 100% of the outstanding capital stock of KAI BioEnergy Corp. from the stockholders of KAI (collectively hereinafter referred to as the “Sellers”). Sciences agreed to pay to the Sellers and the Placement Agent, Oracle Capital LLC, the following:

•	$300,000 in cash paid to Sellers and $330,000 paid in cash to Oracle;
•	a 36% interest in Sciences paid to Sellers and a 4% interest in Sciences paid to Oracle;
•	reimburse Seller’s legal fees up $53,000;
•

payment at closing of the liabilities of KAI based upon a closing balance sheet up to a maximum of $180,000, it being understood that any liabilities above $180,000 are at the sole and absolute discretion and written consent of Sciences; and

•

an Earn-Out of $3.3 million (the “Earn-Out”) in the event KAI on or before November 11, 2013, subject to possible extension in the event of financing delays, is able to prove the viability of producing the aerial productivity equivalent of 3,000 gallons per acre, per year of oil from microalgae.

The closing condition of the Agreement is the funding of Sciences with at least $1.1 million by the Company on or before August 3, 2011. These funds would be utilized to meet Sciences’ obligations which are specified above and the balance will be allocated primarily for research and development of KAI. The Agreement has a post closing condition that the Company will raise and contribute to the capital of Sciences at least $2.2 million in accordance with a schedule over a period of approximately two years. Such funding must timely occur to avoid any dilution (up to a maximum of two-thirds) in ownership interest of Sciences. In connection with the Agreement, the Company will enter into employment agreements as well as a non-compete, non-solicitation and non-disclosure agreement with the two stockholders of KAI. These agreements will be for a period of two years, subject to possible extension as provided in the agreements.

Extension of Agreement

Sciences and Sellers agreed to extend the closing date up to a maximum of August 31, 2011. The Company paid Kai $68,000 to extend the closing date through August 12, 201, it paid Kai $68,000 to extend the closing date through August 19, 2011 and it paid $68,000 on August 14, 2011 to further extend the closing date to August 31, 2011. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

Buy-Out Option

In the event that Sellers receive the Earn-Out, Sciences has the option to buy-out Seller’s and Oracle’s collective 40% Common Stock position at a cost of $13.2 million, payable in cash or under certain specified conditions in the Company’s Common Stock. Sellers and Oracle have the right to refuse the Buy-Out on up to one-half of their position.

About KAI BioEnergy Corp.

Kai is a research and development company developing a platform series of technologies that enable efficient and integrated continuous microalgal processing. Focusing on the economics and development of an industrially scalable processing system, KAI has been working on developing a platform system that directly extracts oil from a water based algal-cultivation medium, ultimately separating the “oil-rich” lipids, biomass, and water medium. A biofuel company can then take these oil-rich lipids and use them to produce algal biofuels. KAI’s integrated continuous high flow system is expected to offer low capital costs, ultra-low operating costs with no additives or hazardous chemicals required, ultimately developing industrial scalability.

NOTE 14 – SUBSEQUENT EVENTS (cont’)

On July 22, 2011, the Company borrowed $100,000. In connection with this transaction, a note payable in the principal amount of $100,000 was issued and is convertible to common stock at $5.00 per share. The Company also issued two-year Warrants to purchase 25,000 shares of Common Stock exercisable at $5.00 per share at any time from the date of issuance through June 30, 2013.

On August 5, 2011, the Company borrowed $100,000 from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $100,000 and warrants to purchase 100,000 shares of common stock exercisable for $3.00 per share. In addition, the note carries the right for the holder to vote the common stock of 11 Good Energy Sciences, Inc until the note is paid in full.

On August 12, 2011, the Company borrowed $68,000 from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $68,000 and warrants to purchase 40,000 shares of common stock exercisable for $3.00 per share. With the exception of the warrants issued, the note carries the same terms and conditions as the August 5, 2011 note payable.

On August 19, 2011, the Company borrowed $68,000 from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $68,000 and warrants to purchase 40,000 shares of common stock exercisable for $3.00 per share. The note carries the same terms and conditions as the August 12, 2011 note payable.

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through June 30, 2011, our revenues have totaled $567,513 and our deficit accumulated during our development stage was $20,710,566. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

On July 21, 2010, the company granted 150,000 stock options to consultants and employees at an exercise price of $5.00 per share vesting over a period of three years. We recorded the fair value of $51,379 as current period consulting expense as a result of the vesting of these options. These options are for a period of three years and approximately one year vested.

On June 22, 2011, the company granted 567,500 stock options to consultants and employees at an exercise price of $5.00 per share. We recorded the fair value of $1,860,516 as current period consulting expense as a result of this transaction. These options are for a period of three years and are fully vested.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent Developments

On July 11, 2011, the Company and its recently formed subsidiary, namely, 11 Good Energy Sciences, Inc. (hereinafter referred to as “Sciences”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire 100% of the outstanding capital stock of KAI BioEnergy Corp. from the stockholders of KAI (collectively hereinafter referred to as the “Sellers”). Sciences agreed to pay to the Sellers and the Placement Agent, Oracle Capital LLC, the following:

•	$300,000 in cash paid to Sellers and $330,000 paid in cash to Oracle;
•	a 36% interest in Sciences paid to Sellers and a 4% interest in Sciences paid to Oracle;
•	reimburse Seller’s legal fees up $53,000;
•

payment at closing of the liabilities of KAI based upon a closing balance sheet up to a maximum of $180,000, it being understood that any liabilities above $180,000 are at the sole and absolute discretion and written consent of Sciences; and

•

an Earn-Out of $3.3 million (the “Earn-Out”) in the event KAI on or before November 11, 2013, subject to possible extension in the event of financing delays, is able to prove the viability of producing the aerial productivity equivalent of 3,000 gallons per acre, per year of oil from microalgae.

The closing condition of the Agreement is the funding of Sciences with at least $1.1 million by the Company on or before August 3, 2011. These funds would be utilized to meet Sciences’ obligations which are specified above and the balance will be allocated primarily for research and development of KAI. The Agreement has a post closing condition that the Company will raise and contribute to the capital of Sciences at least $2.2 million in accordance with a schedule over a period of approximately two years. Such funding must timely occur to avoid any dilution (up to a maximum of two-thirds) in ownership interest of Sciences. In connection with the Agreement, the Company will enter into employment agreements as well as a non-compete, non-solicitation and non-disclosure agreement with the two stockholders of KAI. These agreements will be for a period of two years, subject to possible extension as provided in the agreements.

Extension of Agreement

Sciences and Sellers agreed to extend the closing date up to a maximum of August 31, 2011. The Company paid Kai $68,000 to extend the closing date through August 12, 201, it paid Kai $68,000 to extend the closing date through August 19, 2011 and it has a further option at a cost of an additional $68,000 to further extend the closing date to August 31, 2011. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

Buy-Out Option

In the event that Sellers receive the Earn-Out, Sciences has the option to buy-out Seller’s and Oracle’s collective 40% Common Stock position at a cost of $13.2 million, payable in cash or under certain specified conditions in the Company’s Common Stock. Sellers and Oracle have the right to refuse the Buy-Out on up to one-half of their position.

About KAI BioEnergy Corp.

Kai is a research and development company developing a platform series of technologies that enable efficient and integrated continuous microalgal processing. Focusing on the economics and development of an industrially scalable processing system, KAI has been working on developing a platform system that directly extracts oil from a water based algal-cultivation medium, ultimately separating the “oil-rich” lipids, biomass, and water medium. A biofuel company can then take these oil-rich lipids and use them to produce algal biofuels. KAI’s integrated continuous high flow system is expected to offer low capital costs, ultra-low operating costs with no additives or hazardous chemicals required, ultimately developing industrial scalability.

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

Three months Ended June 30, 2011 Compared to the Three months Ended June 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,

	2011	%	2010	%

Revenue	$68,291	100%	$30,080	100
Cost of goods sold	154,112	>100%	97,111	>100%

Gross loss	(85,821)	—	(67,031)	—

Operating expenses:
Selling, general and administrative	2,622,851	>100%	1,135,332	>100%
Research and development	23,162	>100%	125,000	>100%
Depreciation and amortization	29,185	<100%	42,373	<100%
Total operating expenses:	2,675,198		1,302,705

Net loss from operations	(2,761,019)		(1,369,736)

Other income/expense:
Realized (loss) on sale of securities	(195,300)		—
Interest Expense	(8,726)		—

Net loss	$(2,965,045)		$(1,369,736)

The increase in revenues for the three months ended June 30, 2011 of $38,211 compared to the three months ended June 30, 2010 is the result of a customer placing fuel orders in the second quarter of 2011 for one of their terminals that completed a successful test program with G2 Diesel. This customer has agreed to continue to place orders to supply this location and continue to order G2 Diesel for several more terminals.

In general, the testing and pilot programs have continued beyond our original time estimates, which has also led to a longer sales order cycle than originally anticipated. For our testing programs that completed in 2011, results continue to show both efficiency and emissions improvements that remain of great interest to metropolitan bus systems and the rail and trucking industries. We are currently cultivating these pilot programs and relationships to generate sales orders. We expect to complete more pilot programs and regulatory approvals in 2011. The programs continue to show great promise to generate significant demand over the next quarter leading to more significant sales orders and contracts to purchase our fuel.

Our most significant efforts have continued to be on the approval of our fuel variance in the state of California. The fuel variance is required for our fuel to meet California regulations to sell bio-diesel fuel, which is the result of G2 Diesel’s flash point being less than traditional Biodiesel. This is the result of the small amount of ethanol in our finished fuel, which creates a lower flashpoint. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that it should pass in 2011. We currently are licensed to sell fuel in California; however, we must meet this regulation to sell G2 Diesel. The variance requirement has delayed our ability to expand our market presence in California and has delayed our ability to sell our fuel in California. Its passage will allow many of our customers in California, which have tested and approved the use of our fuel, to purchase G2 Diesel.

Cost of goods sold was $154,112 for the three months ended June 30, 2011 and $97,111 for the three months ending June 30, 2010. The first quarter of 2011 experienced more sales activity as described in the preceding paragraph. For the three months ended June 30, 2011, we allocated more factory costs associated with operating the plant and selling fuel to cost of goods sold.

Current margins for our testing programs resulted in gross losses of $85,821 for the three months ended June 30, 2011 and $67,031 for the three months ending June 30, 2010. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $23,162 for the three months ended June 30, 2011 and $125,000 for the three months ending June 30, 2010. Our Research and Development activities have decreased when compared to the three months ended June 30, 2010.

Depreciation and amortization decreased by $13,188. We allocated more Depreciation expense to cost of goods sold during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

Selling, general, and administrative expenses for the three months ended June 30, 2011 of $2,622,851 exceeded revenues by $2,554,560. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $1,487,519 in 2011 over the comparable period of the prior year is primarily related to consulting and salaries expense, in the amount of $1,911,875, recorded in relation to the stock options granted by the company to consultants and employees. The company also experienced a decrease in consulting, legal and audit costs of $272,379. Other overhead costs such as travel, marketing and promotional cost also decreased $185,026 in comparison to the three months ended June 30, 2010.

Net loss was $2,956,319 in the three months ended June 30, 2011 as compared to $1,369,736 for the comparable period in 2010. Basic and fully diluted net loss per share for the three months ended June 30, 2011 and June 30, 2010 was $(0.15) and $(0.07), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended June 30, 2011 and June 30, 2010 was 19,877,996 and 19,443,803, respectively.

Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Six Months Ended June 30,

	2011	%	2010	%

Revenue	$97,513	100%	$78,507	100
Cost of goods sold	268,508	>100%	204,995	>100%

Gross loss	(170,996)	—	(126,488)	—

Operating expenses:
Selling, general and administrative	3,584,110	>100%	3,687,772	>100%
Research and development	123,713	>100%	226,323	>100%
Depreciation and amortization	58,371	<100%	83,420	>100%
Total operating expenses:	3,776,194		3,997,515

Net loss from operations	(3,937,190)		(4,124,003)

Other income/expense:	—	<100%	—
Interest, net	(8,726)		(7,077)	<100%
Realized (loss) on sale of securities	(213,083)		—

Net loss	$(4,158,999)	<100%	$(4,131,080)	<100%

The increase in revenues for the six months ended June 30, 2011 of $19,006 compared to the three months ended June 30, 2010 is the result of a customer placing fuel orders in the second quarter of 2011 for one of their terminals that completed a successful test program with G2 Diesel. This customer has agreed to continue to place orders to supply this location and continue to order G2 Diesel for several more terminals.

In general, the testing and pilot programs have continued beyond our original time estimates, which has also led to a longer sales order cycle than originally anticipated. For our testing programs that completed in 2011, results continue to show both efficiency and emissions improvements that remain of great interest to metropolitan bus systems and the rail and trucking industries. We are currently cultivating these pilot programs and relationships to generate sales orders. We expect to complete more pilot programs and regulatory approvals in 2011. The programs continue to show great promise to generate significant demand over the next quarter leading to more significant sales orders and contracts to purchase our fuel.

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

Cost of goods sold was $268,508 for the six months ended June 30, 2011 and $204,995 for the six months ending June 30, 2010. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. For the six months ended June 30, 2011, there was an increase in factory costs associated with operating the plant and selling fuel applied to cost of goods sold when compared to the six months ended June 30, 2010.

Current margins for our testing programs resulted in gross losses of $170,966 for the six months ended June 30, 2011 and $126,488 for the six months ending June 30, 2010. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $123,713 for the six months ended June 30, 2011 and $226,323 for the six months ending June 30, 2010. Our Research and Development activities have decreased when compared to the three months ended June 30, 2010.

Depreciation and amortization included in operating expenses decreased by $25,049. We have allocated more depreciation to cost of goods sold during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

Selling, general, and administrative expenses for the six months ended June 30, 2011 of $3,584,110 exceeded revenues by $3,486,597. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $103,662 in 2011 over the comparable period of the prior year is primarily related to the following: Common stock options to consultants, which was treated for accounting purposes as operating expense, in the amount of $1,911,875. In comparison, during the six months ended June 30, 2010, the company recorded payments of common stock to consultants and employees from the Company’s CEO and a founding shareholder, which was treated for accounting purposes as operating expenses and donated capital, in the amount of $1,493,850, contributing to a period to period decrease of $477,408. The remaining decrease in Selling, general, and administrating expenses is the result of a decrease in costs associated with consulting, legal, audit and bonus costs of approximately $377,833. Other overhead costs such as travel, marketing and promotional cost decreased approximately $277,024 and salaries and payroll costs decreased by approximately $14,150 in comparison to the first six months of 2010.

Net loss was $4,158,999 in the six months ended June 30, 2011 as compared to $4,131,080 for the comparable period in 2010. Basic and fully diluted net loss per share for the six months ended June 30, 2011 and June 30, 2010 was $(0.21) and $(0.25), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal six months ended June 30, 2011 and June 30, 2010 was 19,867,177 and 16,813,814, respectively.

Liquidity and Capital Resources

The company had cash and cash equivalents of $12,519 at June 30, 2011. Net cash was used in operating activities of $1,203,563 for the six months ended June 30, 2011. Cash used in operations was a result of a net loss for the period of $4,158,999; a decrease in inventory of $154,790; a decrease in accounts receivable of $13,429; an increase in payables of $486,808, fair value of options granted of $1,911,895, depreciation and amortization of $191,693, realized loss on sale of securities of $213,083 and an increase in other assets of $22,383. Net cash from investing activities of $553,562 for the six months ended June 30, 2011, included patent costs of $7,027 and proceeds from the sale of securities available for sale of $560,769. Net cash provided by financing activities of $630,097 for the six months ended June 30, 2011, included proceeds from common stock of $225,000, proceeds from issuing convertible debt of $250,000, proceeds from issuing notes payable to related party of $50,000 and proceeds from a related party advance of $130,097, partially offset by $25,000 due from a related party.

The company had cash and cash equivalents of $2,160,840 at June 30, 2010. Net cash was used in operating activities of $2,953,941 for the six months ended June 30, 2010. Cash used in operations was a result of a net loss for the period of $4,131,080; an increase in inventory of $ 552,290 and a decrease in payables of $110,476 partially offset by compensation of services by a related party of $1,493,840. Net cash used in investing activities of $ 398,314 for the quarter ended June 30, 2010, included purchase of property, plant and equipment of $138,623 and purchase of securities available for sale of $259,691. Net cash provided by financing activities of $643,346, for the quarter ended June 30, 2010, included proceeds from the sale of Common Stock of $805,846, partially offset by the purchase of treasure stock of $122,500, payments of related party note payable of $25,000 and payments of convertible notes of $15,000.

From May 23, 2007 (date of inception) through December 31, 2009, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As June 30, 2011and December 31, 2010, the company had outstanding $0 of these convertible notes.

Between August 2009 and February 2010, the company received gross proceeds of $11,932,000 (net proceeds of $10,253,069) through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares.

In the six months ended June 30, 2011, the Company received gross proceeds of $225,000 from the sale of 45,000 shares of Common Stock and Warrants to purchase 45,000 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013.

During the quarter ended June 30, 2011, the Company borrowed $250,000. In connection with this transaction, Notes in the principal amount of $250,000 were issued and are convertible at $5.00 per share. The Company also issued Warrants to purchase 62,500 shares of Common Stock exercisable at $5 per share at any time from the date of issuance through June 30, 2013.

During the quarter ended June 30, 2011, the Company borrowed $50,000 from a related party. In connection with this transaction, the Company issued Notes in the principal amount of $50,000. The Notes charge interest at 9% per annum and is callable on demand.

We have a history of losses from operations and an accumulated deficit of $20,710,566 at June 30, 2011 and negative working capital (total current liabilities in excess of total current liabilities) of $604,737. As of June 30, 2011, we are operating one production facility; currently have a total of 9 employees, with a burn rate of approximately $230,000 per month.

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

We are currently in the process of raising capital through a private placement sale of common stock. The current private placement memorandum outlines the sale of up to 2,200,000 shares of common stock at $5 per share for an aggregate of up to $11,000,000. As of the date of this filing, we have raised and collected $20,000 as a result of a private placement sale of equity. Exemption is claimed under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Item 2. Changes in Securities

          From January1, 2011 through July 31, 2011, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

April, 2011	Common stock and warrants	45,000 Shares and 22,500 warrants	$225,000; 22,500 commissions paid.	Rule 506	Warrants exercisable at $7.50 per share through June 30, 2013

June -July 2011	Notes and warrants	$350,000 principal amount of notes;87,500 warrants	$350,000:$35,000 commissions paid.	Rule 506	Notes are convertible at $5.00 per share. Warrants are exercisable at $5.00 per share through June 30, 2013..

June 2011	Options	567,500	Services rendered; no commissions paid	Section 4 (2)	Exercisable through June 24, 2014 at $5.00 per share.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Reserved

Item 5. Other Information

          None

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

11 GOOD ENERGY, INC.

Date: August 22, 2011	By: /s/ Frederick C. Berndt

Frederick C. Berndt, President (principal executive officer)

Date: August 22, 2011	By: /s/ Daniel T. Lapp

Daniel T. Lapp,
Chief Financial Officer (principal financial officer)