Form 10-Q/A
period 2011-06-30
11 GOOD ENERGY INC
filed 2011-09-14
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes ☒   No ☐

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

Yes ☐   No ☒

As of September 14, 2011, the registrant had a total of 19,901,239 shares of Common Stock outstanding

Explanatory Note

 The purpose of this Amendment No. 1 (the “Amendment”) to 11 Good Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to correct certain typographical and inadvertent errors and provide additional disclosure information in Item 1 of Part I, Note 12 Options and Warrants and Note 14 Subsequent Events in the notes to the unaudited financial statements for the period ended June 30, 2011, and Item 2 of Part II. The amendment did not have impact on our financial results. This amendment is also to furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q/A formatted in XBRL (extensible Business Reporting Language).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2011 and June 30, 2010 and for the period May 23, 2007 (date of inception) to June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Stockholders Equity – January 1, 2011 to June 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and June 30, 2010 and for the period May 23, 2007 (date of inception) to June 30, 2011	6-7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	Other Information	31

	Exhibits	31-32

SIGNATURES		33

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

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2011
	2011	2010	2011	2010

REVENUE:
Sales	$68,291	$30,080	$97,513	$78,507	$567,513

Cost of sales	154,112	97,747	268,508	204,995	1,176,071

Gross loss	(85,821)	(67,667)	(170,996)	(126,488)	(608,559)

OPERATING EXPENSES:
General, selling and administrative expenses	2,622,851	1,135,332	3,584,110	3,687,772	14,981,330

Research and development	23,162	125,000	123,713	226,323	935,695
Depreciation and amortization	29,185	42,373	58,371	83,420	298,583

Total operating expenses	2,675,198	1,302,705	3,766,194	3,997,515	16,215,606

NET (LOSS) FROM OPERATIONS	(2,761,019)	(1,370,372)	(3,937,190)	(4,124,003)	(16,824,165)

Other income/(expense):

Interest income	—	—	—	—	55,384

Interest expense	(8,726)	—	(8,726)	(7,077)	(3,858,708)

Realized loss on sale of securities	(195,300)	—	(213,083)	—	(84,277)
Gain on sale of property, plant and equipment	—	—	—	—	1,200

Net loss before provision for income taxes	(2,965,045)	(1,370,372)	(4,158,999)	(4,131,080)	(20,710,566)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,965,045)	$(1,370,372)	(4,158,999)	$(4,131,080)	$(20,710,566)

Net loss per common share (basic and fully diluted)	$(0.15)	$(0.07)	$(0.21)	$(0.25)	$(1.34)

Weighted average number of shares outstanding (basic and fully diluted)	19,877,996	19,443,803	19,867,177	16,813,814	15,504,532

Comprehensive loss:
Net loss	$(2,965,045)	$(1,370,372)	$(4,158,999)	$(4,131,080)	$(20,710,566)
Unrealized (loss) gain on securities available for sale	193,320	(353,839)	198,161	(527,175)	(88,400)

Comprehensive loss	$(2,771,725)	$(1,724,211)	$(3,960,838)	$(4,658,255)	$(20,798,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2011 TO JUNE 30, 2011
(UNAUDITED)

	Preferred		Common		Additional Paid in Capital	Receivable from shareholders/ officers	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total

	Stock	Amount	Stock	Amount

Balance, January 1, 2011	11,000,000	$1,100	20,811,561	$2,081	$22,498,920	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,112,954

Receivable from purchase of treasury stock	—	—	—	—	—	(25,000)	—	—	—	(25,000)
Sale of common stock	—	—	45,000	5	224,995	—	—	—	—	225,000
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	198,161	—	198,161
Fair value of stock options	—	—	—	—	1,911,895	—	—	—	—	1,911,895
Beneficial conversion feature and value of warrants in conjunction with convertible debt					209,420					209,420
Net loss	—	—	—	—	—	—	—	—	(4,158,999)	(4,158,999)

Balance, June 30, 2011	11,000,000	$1,100	20,856,561	$2,086	$24,845,230	$(78,519)	$(1,497,500)	$(88,400)	$(20,710,566)	$2,473,431

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2011

	2011	2010

Cash flows from operating activities:
Net loss for the period	$(4,158,999)	$(4,131,080)	$(20,710,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,653	198,576	736,991

Amortization of debt discount	8,726		3,316,503
Stock-based compensation of services by a related party	—	1,493,840	2,024,840
Stock-based compensation of services to consultant	—	—	59,000

Fair value of options issued for services	1,911,895	—	2,112,100
Gain on sale of property and equipment	—	—	(1,200)
Realized loss on sale of securities available for sale	213,083	—	84,277
Changes in operating assets and liabilities:
Inventory	154,790	(552,290)	(443,713)

Accounts receivable	13,429	32,786	(38,372)
Other current assets	(22,383)	114,703	110,653
Accounts payable and accrued liabilities	484,243	(110,476)	982,318

Net cash used in operating activities	(1,203,563)	(2,953,941)	(11,767,169)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	—	3,200
Purchase of property, plant and equipment	—	(138,623)	(3,039,723)
Payments for acquisition of patent	(7,207)	—	(65,479)
Proceeds from sale of securities available for sale	560,769	—	1,108,516
Purchase of securities available for sale	—	(259,691)	(1,282,492)

Net cash provided by (used in) investing activities	553,562	(398,314)	(3,864,930)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from related party	(25,000)	—	(865,663)
Proceeds from note payable to related party	50,000		50,000
Proceeds from related party advance	132,641	—	132,641

Proceeds from common stock	225,000	805,846	10,478,069

Proceeds from issuance of convertible notes	250,000	—	8,289,323
Proceeds from related party note payable	—	—	25,000
Purchase of treasury stock	—	(122,500)	(647,500)
Payments of related party note payable	—	(25,000)	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	—	(15,000)	(1,710,000)

Net cash provided by financing activities	632,641	643,346	15,644,618

Net (decrease) increase in cash and cash equivalents	(17,360)	(2,708,909)	12,519
Cash and cash equivalents at beginning of period	29,879	4,869,749	—

Cash and cash equivalents at end of period	$12,519	$2,160,840	$12,519

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 AND 2010
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis and business presentation

The accompanying unaudited condensed consolidated financial statements of 11 Good Energy, Inc., (the “Company”), have been prepared in accordance with Regulation S-X of the Securities and Exchange Act, as amended, and instructions to Form 10-Q/A and should be read in conjunction with the audited financials for the year ended December 31, 2010 included in the Company’s SEC on Form 10-K filed on April 15, 2011. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month and six months periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements as of December 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six months ended June 30, 2011, the Company incurred net losses attributable to common shareholders of $4,158,999 and used $1,203,563 in cash for operating activities during the six months ended June 30, 2011. The accumulated deficit during development stage amounted to $20,710,566. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

As of June 30, 2011 and December 31, 2010, inventories are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Raw materials	$351,874	$351,874
Finished fuel	118,075	272,865

Total	$469,949	$624,739

NOTE 5 – OTHER CURRENT ASSETS

Other assets as of June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Prepaid fuel/product testing	—	19,637
Prepaid insurance	26,001	—
Prepaid other expenses	21,356	5,337

Total	$47,357	$24,974

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	131,225	131,225
Computer equipment and software	148,300	148,300
Web design	51,505	51,505

Total	3,100,143	3,100,143
Less accumulated depreciation	729,121	537,468

Net	$2,371,022	$2,562,675

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

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(unaudited)

Available for sale securities:	1,299	576,990
Equity securities:
Fair value	$1,299	$576,990
Total unrealized (losses) gains in accumulated other comprehensive income	$(88,400)	(286,561)

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

Due to related party

During the six months ended June 30, 2011, the Company’s President and CEO advanced an aggregate of $132,641 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand.

During the quarter ended June 30, 2011, the Company borrowed $50,000 from an organization related to the Company’s President and CEO. In connection with this transaction, the Company issued unsecured Notes in the principal amount of $50,000. The Notes charge interest at 9% per annum and are callable on demand.

Receivable from purchase of treasury stock

During the six months ended June 30, 2011, the Company advanced $25,000 to acquire the Company’s common stock (treasury stock). As of June 30, 2011, the common stock has not been received. This amount has been treated as a reduction of stockholder’s equity as a result of the obligation being settled in the Company’s own stock.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$1,299	$1,299	$—	$—

Total	$1,299	$1,299	$—	$—

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of June 30, 2011:

Balance, December 31, 2010	$576,990
Security sold:	(554,191)
Unrealized loss:	(21,500)

Balance, June 30, 2011	$1,299

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

NOTE 12 – OPTIONS AND WARRANTS

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to consultants and employees as of June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	500,000	1.00	$3.00	500,000	$3.00
3.00	150,000	2.08	3.00	45,833	3.00
5.00	785,000	3.00	5.00	567,500	5.00
	1,435,000	2.21	4.00	1,113,333	4.02

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010:	500,000	3.00
Granted	935,000	4.53
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 30, 2011:	1,435,000	$4.00

On June 24, 2011, the Company granted an aggregate of 935,000 stock options to consultants and employees in connection with services rendered at the exercise price of $5.00 over three years.

The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	108.00%
Risk free rate:	4.95%
Expected option life	3 years

The fair value of vested options in the amount of $1,911,895 was charged to operations during the three and six months ended June 30, 2011.

NOTE 12 – OPTIONS AND WARRANTS (continued)

The following table summarizes in warrants outstanding and the related prices for the shares of the Company’s common stock issued as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.55	3,519,830	1.23	$2.55	3,519,830	$2.55
4.50	2,383,599	1.46	4.50	2,383,599	4.50
7.50	22,500	2.00	7.50	22,500	7.50
5.00	62,500	2.00	5.00	62,500	5.00

	5,988,429	1.33	$3.37	5,988,429	$3.37

Transactions involving warrants issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010:	5,903,429	$3.34
Granted	85,000	5.66
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at June 30, 2011:	5,988,429	$3.37

In connection with the sale of the common stock, the Company issued an aggregate of 22,500 warrants to shareholders and placement agent to purchase the Company’s common stock for $5.00 per share expiring in June 2013 (See Note 8).

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

NOTE 13 – SUBSEQUENT EVENTS (cont’)

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

Extension of Agreement

To date, the Company has paid Kai an aggregate of $312,000 to extend the closing date to September 7, 2011. On September 9, 2011, Sciences and Sellers agreed to extend the closing date to September 14, 2011. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

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

NOTE 13 – SUBSEQUENT EVENTS (cont’)

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

On September 1, 2011, the Company entered into a Letter of Intent for a joint venture to sell G2 Diesel in Mexico, subject to regulatory approval in Mexico and entering into definitive joint venture agreements to supply the biofuel component of the fuel blend (which blend is expected to be 5% biofuel) required for 500 buses in Mexico for at least 30 days of projected operation and then to gradually increase the order to supply the biofuel component for up to 3,000 buses. In the event that a definitive agreement is entered into, approximately $320,000 would be paid by the Company to cover setup costs of the joint venture project. We can provide no assurance that a definitive agreement for the proposed joint venture project will be entered into on terms satisfactory to us, if at all. As a part of this agreement, the Company’s Chief Executive Officer, Frederick C. Berndt, has entered into two private agreements to purchase an aggregate of 100,000 shares from two stockholders at a total purchase price of $300,000. Separately, the Company has agreed to purchase the same 100,000 shares from the investors in the event that the Company raises at least $1,500,000 (the “Financing Condition”) on or before September 30, 2011 and in the event that Mr. Berndt has not completed the purchases before the Financing Condition has been completed.

On September 8, 2011, the Company entered into an agreement with a non-affiliated investor to loan $200,000 to the Company, which is convertible to common stock at $5.00 per share and repayable to the investor on a maturity date of March 8, 2012. Interest at the rate of 11% per annum is payable on December 8, 2011 and the balance at maturity. The lender also received three year warrants to purchase 180,000 shares, exercisable at $3.00 per share at any time over the life of the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q/A and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q/A. Certain statements contained in Management’s Discussion and Analysis, particularly in “Liquidity and Capital Resources,” and elsewhere in this Form 10-Q/A are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties identified under the “Risk Factors” section of the aforementioned Form 10-K for the fiscal year ended December 31, 2010. The risk factors of said Form 10-K should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Extension of Agreement

To date, the Company has paid Kai an aggregate of $312,000 to extend the closing date to September 7, 2011. On September 9, 2011, Sciences and Sellers agreed to extend the closing date to September 14, 2011. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

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

Three months Ended June 30, 2011 Compared to the Three months Ended June 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,

	2011	%	2010	%

Revenue	$68,291	100%	$30,080	100
Cost of goods sold	154,112	>100%	97,747	>100%

Gross loss	(85,821)	—	(67,667)	—

Operating expenses:
Selling, general and administrative	2,622,851	>100%	1,135,332	>100%
Research and development	23,162	>100%	125,000	>100%
Depreciation and amortization	29,185	<100%	42,373	<100%

Total operating expenses:	2,675,198		1,302,705

Net loss from operations	(2,761,019)		(1,370,372)

Other income/expense:
Realized (loss) on sale of securities	(195,300)		—
Interest Expense	(8,726)		—

Net loss	$(2,965,045)		$(1,370,372)

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

Cost of goods sold was $154,112 for the three months ended June 30, 2011 and $97,747 for the three months ending June 30, 2010. This correlates to the increase in sales as described in the preceding paragraph.

Current margins for our testing programs resulted in gross losses of $85,821 for the three months ended June 30, 2011 and $67,667 for the three months ending June 30, 2010. We expect sales margins to improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded. Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $23,162 for the three months ended June 30, 2011 and $125,000 for the three months ending June 30, 2010. Our Research and Development activities have decreased when compared to the three months ended June 30, 2010.

Depreciation and amortization allocated to operating expenses decreased by $13,188.

Selling, general, and administrative expenses for the three months ended June 30, 2011 of $2,622,851. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The increase in selling, general and administrative expenses of $1,487,519 in 2011 over the comparable period of the prior year is primarily related to stock based compensation in the amount of $1,911,895 charged to operations during the three months ended June 30, 2011, offset by a decrease in consulting, legal and audit costs of $272,379. Other overhead costs such as travel, marketing and promotional cost also decreased $185,026 in comparison to the three months ended June 30, 2010.

Net loss was $2,965,045 in the three months ended June 30, 2011 as compared to $1,370,372 for the comparable period in 2010. Basic and fully diluted net loss per share for the three months ended June 30, 2011 and June 30, 2010 was $(0.15) and $(0.07), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended June 30, 2011 and June 30, 2010 was 19,877,996 and 19,443,803, respectively.

Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Six Months Ended June 30,

	2011	%	2010	%

Revenue	$97,513	100%	$78,507	100
Cost of goods sold	268,509	>100%	204,995	>100%

Gross loss	(170,996)	—	(126,488)	—

Operating expenses:
Selling, general and administrative	3,584,110	>100%	3,687,772	>100%
Research and development	123,713	>100%	226,323	>100%
Depreciation and amortization	58,371	<100%	83,420	>100%

Total operating expenses:	3,766,194		3,997,515

Net loss from operations	(3,937,190)		(4,124,003)

Other income/expense:	—	<100%	—
Interest, net	(8,726)		(7,077)	<100%
Realized (loss) on sale of securities	(213,083)		—

Net loss	$(4,158,999)	<100%	$(4,131,080)	<100%

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

Cost of goods sold was $268,509 for the six months ended June 30, 2011 and $204,995 for the six months ending June 30, 2010. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. For the six months ended June 30, 2011, there was an increase in factory costs associated with operating the plant and selling fuel applied to cost of goods sold when compared to the six months ended June 30, 2010.

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

Selling, general, and administrative expenses for the six months ended June 30, 2011 of $3,584,110. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $103,662 in 2011 over the comparable period of the prior year is primarily related to the decrease in costs associated with consulting, legal, audit and bonus costs.

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

Liquidity and Capital Resources

The company had cash and cash equivalents of $12,519 at June 30, 2011. Net cash was used in operating activities of $1,203,563 for the six months ended June 30, 2011. Cash used in operations was a result of a net loss for the period of $4,158,999; a decrease in inventory of $154,790; a decrease in accounts receivable of $13,429; an increase in payables of $484,243, fair value of options granted of $1,911,895, depreciation and amortization of $200,379, realized loss on sale of securities of $213,083 and an increase in other assets of $22,383. Net cash from investing activities of $553,562 for the six months ended June 30, 2011, included patent costs of $7,207 and proceeds from the sale of securities available for sale of $560,769. Net cash provided by financing activities of $632,641 for the six months ended June 30, 2011, included proceeds from common stock of $225,000, proceeds from issuing convertible debt of $250,000, proceeds from issuing notes payable to related party of $50,000 and proceeds from a related party advance of $132,641, partially offset by $25,000 due from a related party.

From May 23, 2007 (date of inception) through December 31, 2009, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) in an aggregate of $8,039,323 became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As June 30, 2011and December 31, 2010, the company had outstanding $0 of these convertible notes.

Between August 2009 and February 2010, the company received gross proceeds of $11,932,000 (net proceeds of $10,253,069) through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares.

In the six months ended June 30, 2011, the Company received proceeds of $225,000 from the sale of 45,000 shares of Common Stock and Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of the filing date of this Form 10-Q/A, we are not a party to any pending legal proceedings.

Item 1A. Risk Factors

          As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Changes in Securities

          From January1, 2011 through July 31, 2011, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

April, 2011	Common stock and warrants	45,000 Shares and 22,500 warrants	$225,000; 22,500 commissions paid.	Rule 506	Warrants exercisable at $7.50 per share through June 30, 2013

June -July 2011	Notes and warrants	$350,000 principal amount of notes;87,500 warrants	$350,000:$35,000 commissions paid.	Rule 506	Notes are convertible at $5.00 per share. Warrants are exercisable at $5.00 per share through June 30, 2013..

January-June 2011	Options	935,000	Services rendered; no commissions paid	Section 4 (2)	Exercisable through June 22, 2014 at $3.00 to $5.00 per share.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Reserved

Item 5. Other Information

          None

Item 6. Exhibits

          Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

The following exhibits were previously filed under a Form S-1 Registration Statement, file No. 333-166149 unless otherwise noted:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jesup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

21.1	Subsidiary of Registrant

31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Principal Executive Officer Section 1350 Certification (*)

32.2	Principal Financial Officer Section 1350 Certification (*)

101.INS XBRL	Instance Document (*)

101.SCH XBRL	Taxonomy Extension Schema Document (*)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (*)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (*)

101.LAB XBRL	Taxonomy Extension Labels Linkbase Document (*)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (*)

* Filed herewith.

Note: The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: September 14, 2011	By: /s/ Frederick C. Berndt

Frederick C. Berndt, President (principal executive officer)

Date: September 14, 2011	By: /s/ Daniel T. Lapp

Daniel T. Lapp,
Chief Financial Officer (principal financial officer)