Form 10-Q
period 2011-09-30
11 GOOD ENERGY INC
filed 2011-11-21
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 21, 2011, the registrant had a total of 19,991,238 shares of Common Stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2011 and September 30, 2010 and for the period May 23, 2007 (date of inception) to September 30, 2011	4

	Unaudited Condensed Consolidated Statement of Stockholders Equity – January 1, 2011 to September 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and September 30, 2010 and for the period May 23, 2007 (date of inception) to September 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	Other Information	30

	Exhibits	32-34

SIGNATURES		34

Certifications

PART I.
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Current assets:
Cash	$14,294	$29,879
Inventory	428,513	624,739
Accounts receivable, net	25,168	51,801
Available for sale securities	1,040	576,990
Other current assets	20,390	24,974

Total current assets	489,405	1,308,383

Property, plant and equipment, net	2,277,333	2,562,675

Other assets:
Patents	94,579	58,272
Goodwill	639,504	639,504
Investments	312,000	—
Deposits	2,163	2,163

Total other assets:	1,048,246	699,939

Total assets	$3,814,984	$4,570,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,007,710	$423,952
Advances, related party	139,580	—
Notes payable, related party	286,000	—
Convertible notes payable, net of deferred debt discount of $326,501	223,499	—

Total current liabilities	1,656,789	423,952

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,856,561 and 20,811,561 shares issued as of September 30, 2011 and December 31, 2010; 19,901,238 and 19,856,239 shares outstanding as of September 30, 2011 and December 31, 2010	2,086	2,081
Additional paid in capital	25,368,357	22,533,011
Common stock subscription	20,000	—
Due from related party	(108,519)	(53,519)
Deficit accumulated during development stage	(21,538,669)	(16,551,567)
Accumulated other comprehensive income	(88,660)	(286,561)
Treasury stock, 955,322 shares as of September 30, 2011 and December 31, 2010	(1,497,500)	(1,497,500)

Total stockholders’ equity	2,158,195	4,147,045

Total liabilities and stockholders’ equity	$3,814,984	$4,570,997

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From May 23, 2007 (date of inception) through September 30, 2011
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

REVENUE:
Sales	$71,853	$118,947	$169,366	$197,454	$639,366

Cost of sales	129,523	184,126	398,031	389,121	1,305,594

Gross (loss)	(57,670)	(65,179)	(228,665)	(191,667)	(666,228)

OPERATING EXPENSES:

General, selling and administrative expenses	377,921	1,314,602	3,962,031	5,002,374	15,359,249
Research and development	19,708	145,445	143,421	371,768	955,403
Depreciation and amortization	27,047	43,251	85,418	126,671	325,630

Total operating expenses	424,676	1,503,298	4,190,870	5,500,813	16,640,282

NET (LOSS) FROM OPERATIONS	(482,346)	(1,568,477)	(4,419,535)	(5,692,480)	(17,306,510)

Other income/(expense):
Interest income	—	—	—	—	55,384
Interest expense	(345,758)	—	(354,484)	(7,077)	(4,204,466)
Realized loss on sale of securities	—	—	(213,083)	—	(84,277)
Gain on sale of property, plant and equipment	—	—	—	—	1,200

Total other (expense)	(345,758)	—	(567,567)	(7,077)	(4,232,159)

Net loss before provision for income taxes	(828,104)	(1,568,477)	(4,987,102)	(5,699,557)	(21,538,669)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(828,104)	$(1,568,477)	$(4,987,102)	$(5,699,557)	$(21,538,669)

Net loss per common share (basic and fully diluted)	$(0.04)	$(0.08)	$(0.25)	$(0.32)	$(1.34)

Weighted average number of shares outstanding (basic and fully diluted)	19,901,238	19,871,399	19,878,656	17,844,209	16,081,445

Comprehensive loss:
Net loss	$(828,104)	$(1,568,477)	$(4,987,102)	$(5,699,557)	$(21,538,669)
Unrealized (loss) gain on securities available for sale	(260)	157,610	197,901	(369,565)	(88,660)

Comprehensive loss	$(828,364)	$(1,410,867)	$(4,789,201)	$(6,069,122)	$(21,627,329)

See accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

	Preferred		Common		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive Income	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2011	11,000,000	$1,100	20,811,561	$2,081	—	$—	$22,533,011	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,147,045
Advances to related party	—	—	—	—	—	—	—	(55,000)	—	—	—	(55,000)
Sale of common stock	—	—	45,000	5	—	—	224,995	—	—	—	—	225,000
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	197,901	—	197,901
Common stock subscribed	—	—	—	—	—	20,000	—	—	—	—	—	20,000
Beneficial conversion feature and value of warrants in conjunction with debt	—	—	—	—	—	—	665,840	—	—	—	—	665,840
Fair value of vesting options	—	—	—	—	—	—	1,944,511	—	—	—	—	1,944,511
Net loss	—	—	—	—	—	—	—	—	—	—	(4,987,102)	(4,987,102)

Balance, September 30, 2011	11,000,000	$1,100	20,856,561	$2,086	—	$20,000	$25,368,357	$(108,519)	$(1,497,500)	$(88,660)	$(21,538,669)	$2,158,195

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From May 23, 2007 (date of inception) through September 30, 2011
	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss for the period	$(4,987,102)	$(5,699,557)	$(21,538,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,342	299,757	830,680
Amortization of debt discount	168,154	—	3,475,931
Compensation of services by a related party	—	1,493,840	2,024,840
Compensation of services to consultant	—	—	59,000
Fair value of warrants issued in connection with related party debt	171,185	—	171,185
Fair value of options issued for services	1,944,511	—	2,144,716
Gain on sale of property and equipment	—	—	(1,200)
Realized loss on sale of securities available for sale	213,083	—	84,277
Changes in operating assets and liabilities:
Inventory	196,226	(419,057)	(402,277)
Accounts receivable	26,633	(32,942)	(25,168)
Other current assets	4,584	100,554	137,620
Accounts payable and accrued liabilities	583,758	(15,214)	1,081,833

Net cash (used in) operating activities	(1,393,626)	(4,272,619)	(11,957,232)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	—	—	3,200
Purchase of property, plant and equipment	—	(141,558)	(3,039,723)
Payment of investment in KAI Bioenergy	(312,000)	—	(312,000)
Payments for acquisition of patent	(36,307)	(50,071)	(94,579)
Proceeds from sale of securities available for sale	560,768	—	1,108,515
Purchase of securities available for sale	—	(259,691)	(1,282,492)

Net cash provided by (used in) investing activities	212,461	(451,320)	(4,206,031)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from related party	(55,000)	—	(895,663)
Proceeds from related party advance	139,580	—	139,580
Proceeds from common stock subscription	245,000	805,846	10,498,069
Proceeds from issuance of convertible notes	550,000	—	8,589,323
Proceeds from related party note payable	286,000	—	311,000
Purchase of treasury stock	—	(197,500)	(647,500)
Payments of related party note payable	—	(25,000)	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	—	(15,000)	(1,710,000)

Net cash provided by financing activities	1,165,580	568,346	16,177,557

Net increase (decrease) in cash and cash equivalents	(15,585)	(4,155,593)	14,294
Cash and cash equivalents at beginning of period	29,879	4,869,749	—

Cash and cash equivalents at end of period	$14,294	$714,156	$14,294

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Common stock issued in exchange for convertible note and accrued interest	$—	$—	$20,970
Common stock subscribed for conversion of convertible notes	$—	$—	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$20,970	$787,144

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month and nine months periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements as of December 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries 11 Good’s Energy, LTD (“11 Good’s”) and 11 Good Energy Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine months ended September 30, 2011, the Company incurred net losses attributable to common shareholders of $4,987,102 and used $1,393,626 in cash for operating activities during the nine months ended September 30, 2011. The accumulated deficit during development stage amounted to $21,538,669. These factors among others may indicate that the Company will be unable to continue as a going concern.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

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

During the year ended December 31, 2010, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of each respective year. The test indicated that the recorded remaining book value of its goodwill did not exceed its fair value for the year ended December 31, 2010. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE 4 - INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of September 30, 2011 and December 31, 2010, inventories are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Raw materials	$351,874	$351,874
Finished fuel	76,639	272,865

Total	$428,513	$624,739

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

NOTE 5 – OTHER CURRENT ASSETS

Other assets as of September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Prepaid fuel/product testing	$—	$19,637
Prepaid insurance	12,687	—
Prepaid other expenses	7,703	5,337

Total	$20,390	$24,974

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(unaudited)

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	113,925	131,225
Computer equipment and software	125,300	148,300
Web design	51,505	51,505
Total	3,059,843	3,100,143
Less accumulated depreciation	782,510	537,468
Net	$2,277,333	$2,562,675

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

The Company disposed of and wrote off fully depreciated fixed assets in an aggregate of $40,300 during the quarter ended September 30, 2011.

Depreciation expense was $93,688 and $100,015 for the three months ended September 30, 2011 and 2010, respectively, of which $66,641 and $56,764 was included as part of cost of sales for the three months ended September 30, 2011 and 2010, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

Depreciation expense was $285,342 and $299,757 for the nine months ended September 30, 2011 and 2010, respectively, of which $199,924 and $173,086 was included as part of cost of sales for the nine months ended September 30, 2011 and 2010, respectively

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(unaudited)

Available for sale securities:
Equity securities:
Fair value	$1,040	$576,990
Total (losses) in accumulated other comprehensive income	$(88,660)	$(286,561)

During the three months ended September 30, 2011 and 2010, the Company did not realize a gain or loss with the sales of marketable securities. Unrealized gains (losses) are accounted for as other comprehensive income (loss).

During the nine months ended September 30, 2011 and 2010, the Company realized an aggregate loss of $213,083 and $0 with the sales of marketable securities, respectively. Unrealized losses are accounted for as other comprehensive income (loss).

NOTE 8 – INVESTMENTS

On July 11, 2011, the Company and its subsidiary, 11 Good Energy Sciences, Inc. (hereafter referred to as “Sciences”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire 100% of the outstanding capital stock of KAI BioEnergy Corp. from the stockholders of KAI (collectively hereinafter referred to as the “Sellers”). Sciences agreed to pay to the Sellers and the Placement Agent, Oracle Capital LLC, the following:

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

The original closing condition of the Agreement was the funding of Sciences with at least $1.1 million by the Company on or before August 3, 2011. These funds would be utilized to meet the Company’s obligations which are specified above and the balance will be allocated primarily for research and development of KAI. The Agreement has a post closing condition that the Company will raise and contribute to the capital of Sciences at least $2.2 million in accordance with a schedule over a period of approximately two years. Such funding must timely occur to avoid any dilution (up to a maximum of two-thirds) in ownership interest of Sciences. In connection with the Agreement, the Company will enter into employment agreements as well as a non-compete, non-solicitation and non-disclosure agreement with the two stockholders of KAI. These agreements will be for a period of two years, subject to possible extension as provided in the agreements

Extensions of Agreement

As of September 30, 2011, the Company has paid Kai an aggregate investment of $312,000 to extend the closing date. In October 2011, the Company agreed to pay Kai an additional $45,900, which payment has been made, and an additional $44,700, which payment is currently in arrears, to extend the closing date to November 30, 2011. The Company has been notified that it is in material breach of the extension agreement and demand has been made for said payment. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

Buy-Out Option

In the event that Sellers receive the Earn-Out, Sciences has the option to buy-out Seller’s and Oracle’s collective 40% Common Stock position at a cost of $13.2 million, payable in cash or under certain specified conditions in the Company’s Common Stock. Sellers and Oracle have the right to refuse the Buy-Out on up to one-half of their position.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Senior convertible note, 11% per annum, due December 31, 2011, net of deferred debt discount of $101,301	$148,699	$—
Senior convertible note, 11% per annum, due December 31, 2011, net of deferred debt discount of $48,404	51,596	—
Senior convertible note, 11% per annum, due March 8, 2012, net of deferred debt discount of $176,796	23,204	—

Total	223,499	—
Less current portion	223,499	—

Long term portion	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

During the nine months ended September 30, 2011 the Company issued an aggregate of $550,000 in unsecured Convertible Promissory Notes that mature from December 31, 2011 to March 8, 2012. The Promissory Notes bear interest at a rate of 11% and will be convertible into 110,000 shares of the Company’s common stock, at a conversion rate of $5.00 per share. Interest can also be converted into common stock at the conversion rate of $5.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 267,500 warrants to purchase the Company’s common stock from $3.00 to $7.50 per share over 2 to 3 years.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $247,327 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 267,500 shares of the Company’s common stock from $3.00 to $7.50 per share. The warrants expire two to three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $247,327 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black- Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.31% to 0.50%, a dividend yield of 0%, and volatility of 108% to 129.65%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period as interest expense.

The Company amortized debt discount of $159,428 and $168,154 to current period operations as interest expense for the three and nine months ended September 30, 2011.

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

Due to related party

During the nine months ended September 30, 2011, the Company’s President and CEO advanced an aggregate of $139,580 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand.

Notes payable, related party

A summary of notes payable, related party as of September 30, 2011 and December 31, 2010 are as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

	September 30, 2011 (unaudited)	December 31, 2010
Note payable, issued May 15, 2011 with interest at 9% per annum, due on demand, unsecured	$50,000	$—
Note payable, issued August 5, 2011 with interest at 6% per annum, due on demand, unsecured	100,000	—
Note payable, issued August 11, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	—
Note payable, issued August 19, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	—

Total	286,000	—
Less current portion	286,000	—

Long term portion	$—	$—

In connection with the issuance of the August promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 180,000 shares of the Company’s common stock at $3.00 per share. The warrants expire three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $171,186 to additional paid in capital and a charge to current period interest. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 0.34% to 0.49%, a dividend yield of 0%, and volatility of 126.31% to 127.23%.

Receivable from purchase of treasury stock

During the nine months ended September 30, 2011, the Company advanced $55,000 to acquire the Company’s common stock (treasury stock). As of September 30, 2011, the common stock has not been received. This amount has been treated as a reduction of stockholder’s equity as a result of the obligation being settled in the Company’s own stock.

NOTE 11 – COMMON STOCK

Between August 2009 and February 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010. Between April and May 2011, the Company received additional gross proceeds of $225,000 from the sale of 45,000 shares of Common Stock at $5.00 per share and two year Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013. In July 2011, the Company received $20,000 from the sale of 6,667 shares of common stock at $3.00 per share and Warrants to purchase 3,333 shares, exercisable at $5.00 per share from date of issuance through July 31, 2013. The 6,667 shares of common stock have not been issued as of September 30, 2011 and were accounted for as common stock subscription payable.

NOTE 12 – OPTIONS AND WARRANTS

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees at September 30, 2011:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	150,000	1.75	$3.00	58,333	$3.00
5.00	750,000	2.72	5.00	550,000	5.00

Total	900,000	2.23	$4.67	608,333	$4.81

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding December 31, 2010	—	$—
Granted	900,000	4.67
Exercised	—	—
Expired	—	—

Outstanding, September 30, 2011	900,000	$4.67

During the nine months ended September 30, 2011, the Company granted an aggregate of 900,000 non employee stock options in connection services rendered at the exercise price of $5.00 per share.

The fair values of the vesting non employee options for the nine months ended September 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 108.0% to 160.0%; and Risk free rate: 0.25% to 1.02%.

The fair value of all non employee options vesting during the three and nine months ended September 30, 2011 of $18,273 and $1,878,789, respectively, was charged to current period operations.

Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees at September 30, 2011:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	500,000	0.80	$3.00	500,000	$3.00
5.00	35,000	2.72	5.00	17,500	5.00

Total	535,000	0.93	$3.13	517,500	$3.07

Transactions involving stock options issued to employees are summarized as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

	Number of Shares	Weighted Average Price Per Share

Outstanding December 31, 2010	500,000	$3.00
Granted	35,000	5.00
Exercised	—	—
Expired	—	—

Outstanding, September 30, 2011	535,000	$3.13

During the nine months ended September 30, 2011, the Company granted 35,000 employee stock options in connection services rendered at the exercise price of $5.00 per share.

The fair values of the employee options for the nine months ended September 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 108.0% and Risk free rate: 1.02%.

The fair value of all employee options vesting during the three and nine months ended September 30, 2011 of $14,343 and $65,722 was charged to current period operations, respectively.

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.55	3,519,830	0.98	$2.55	3,519,830	$2.55
3.00	360,000	2.24	3.00	360,000	3.00
4.50	2,383,599	1.21	4.50	2,383,599	4.50
5.00	62,500	1.75	5.00	62,500	5.00
7.50	47,500	1.89	7.50	47,500	7.50

	6,373,429	1.50	3.30	6,373,429	$3.30

Transactions involving warrants issued are summarized as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2010:	5,903,429	$3.34
Issued	470,000	3.15
Exercised	—	—
Canceled or expired	—	—

Outstanding at September 30, 2011:	6,373,429	$3.30

In connection with the sale of the common stock, the Company issued an aggregate of 22,500 warrants to shareholders and placement agent to purchase the Company’s common stock for $5.00 per share expiring in June 2013 (See Note 11).

In connection with the issuance of convertible notes (see Note 9 above), the Company issued detachable warrants during the nine months ended September 30, 2011 granting the holders the right to acquire an aggregate of 267,500 shares of the Company’s common stock at $5.00 per share. The warrants have expiration dates between two to three years from the date of issuance. The Company valued the warrant commitments in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.31% to 0.50%, a dividend yield of 0%, and volatility of 108% to 129.65%. The debt discount attributed to the value of the warrant commitment issued is amortized over the notes’ maturity period as interest expense.

In connection with the issuance of related party notes (see Note 10 above), the Company issued 180,000 detachable warrants during the nine months ended September 30, 2011 granting the holder the right to acquire an aggregate of shares of the Company’s common stock at $3.00 per share. The warrants expire three years from the date of issuance. The Company valued the warrant commitments in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.34% to 0.49%, a dividend yield of 0%, and volatility of 126.31% to 127.23%. The value of the warrant commitment issued was charged to current period operations as interest expense.

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
September 30, 2011 AND 2010
(UNAUDITED)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$1,040	$1,040	$—	$—

Total	$1,040	$1,040	$—	$—

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of September 30, 2011:

Balance, December 31, 2010:	$576,990
Securities sold	(554,191)
Unrealized loss	(21,759)

Balance, September 30, 2011	$1,040

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

The fair value of the assets, securities available for sale, at September 30, 2011 was grouped as Level 1 valuation as the market price was readily available.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 AND 2010
(UNAUDITED)

NOTE 14 – PROPOSED OPERATIONS IN MEXICO

The Company reported that on September 1, 2011, the Company entered into a Letter of Intent (“LOI”) for a joint venture to sell G2 Diesel in Mexico, subject to regulatory approval in Mexico and entering into definitive joint venture agreements to supply the biofuel component of the fuel blend (which blend is expected to be 5% biofuel) required for 500 buses in Mexico for at least 30 days of projected operation and then to gradually increase the order to supply the biofuel component for up to 3,000 buses. In conjunction with the LOI, the Company’s Chief Executive Officer, Frederick C. Berndt, entered into two private agreements to purchase an aggregate of 100,000 shares from two stockholders at a total purchase price of $300,000. Separately, the Company had agreed to purchase the same 100,000 shares from the investors in the event that the Company raised at least $1,500,000 (the “Financing Condition”) on or before September 30, 2011 and in the event that Mr. Berndt did not completed the purchases before the Financing Condition has been completed. The Company is now reporting that the Financing Condition was not met and the Company has no obligation to make payment pursuant to its agreement with these investors, as the obligation to purchase said 100,000 shares from two stockholders belongs with Mr. Berndt. The LOI has been terminated by the parties, although the parties remain interested in entering into a mutually satisfactory joint venture agreement. We can provide no assurance that a definitive agreement for the proposed joint venture project will be entered into on terms satisfactory to us, if at all.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 6,667 shares of common stock for the shares subscribed in July 2011. In October 2011, the Company commenced a private placement offering in an attempt to raise funds at an offering price of $3.00 per share. Each share is accompanied by a Warrant to purchase one share of Common Stock at an exercise price of $5.00 per share, exercisable for a period of five years from the offering closing date set by the Company. As of the filing date of this Form 10-Q, the Company raised $250,000 and has issued 83,333 shares of Common Stock and an equivalent number of Warrants.

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through September 30, 2011, our revenues have totaled $639,366 and our deficit accumulated during our development stage was $21,538,669. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black- Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent Developments

Acquisition of KAI BioEnergy Corporation

On July 11, 2011, the Company and its subsidiary, namely, 11 Good Energy Sciences, Inc. (hereinafter referred to as “Sciences”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire 100% of the outstanding capital stock of KAI BioEnergy Corp. from the stockholders of KAI (collectively hereinafter referred to as the “Sellers”). Sciences agreed to pay to the Sellers and the Placement Agent, Oracle Capital LLC, the following:

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

Extension of Agreement

As of September 30, 2011, the Company has paid Kai an aggregate investment of $312,000 to extend the closing date. In October 2011, the Company agreed to pay Kai an additional $45,900, which payment has been made, and an additional $44,700, which payment is currently in arrears, to extend the closing date to November 30, 2011. The Company has been notified that it is in material breach of the extension agreement and demand has been made for said payment. All option payments are non-refundable, but shall be credited towards the $1.1 million closing condition referenced in the preceding paragraph.

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

Three months Ended September 30, 2011 Compared to the Three months Ended September 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2011	%	2010	%
Revenue	$71,853	100%	$118,947	100
Cost of goods sold	129,523	>100%	184,126	>100%

Gross loss	(57,670)	—	(65,179)	—
Operating expenses:
Selling, general and administrative	377,921	>100%	1,314,602	>100%
Research and development	19,708	<100%	145,445	>100%
Depreciation and amortization	27,047	<100%	43,251	<100%

Total operating expenses:	424,676		1,503,298
Net loss from operations	(482,346)		(1,568,477)
Other income/expense:
Interest, net	(345,758)	<100%
Net loss	$(828,104)	<100%	$(1,568,477)	<100%

The decrease in revenues for the three months ended September 30, 2011 of $47,094 compared to the three months ended September 30, 2010 is the result of many of our testing programs ended in 2010. For the three months ended in September 30, 2010 we had more testing programs underway that generated more revenues when compared to the same period this year. In 2011, as a result of a successful test with our fuel, a customer began to order our fuel at retail prices and has agreed to continue to place orders to supply this location and continue to order G2 Diesel for several more terminals. In general, the testing and pilot programs have continued beyond our original time estimates, which has also led to a longer sales order cycle than originally anticipated. For our testing programs that completed in early 2011, results continue to show both efficiency and emissions improvements that remain of great interest to metropolitan bus systems and the rail and trucking industries. We are currently cultivating these pilot programs and relationships to generate sales orders. We expect to complete more pilot programs and regulatory approvals in 2012. The programs continue to show great promise to generate demand to purchase our fuel.

Our most significant efforts have continued to be on the approval of our fuel variance in the state of California. The fuel variance is required for our fuel to meet California regulations to sell bio-diesel fuel, which is the result of G2 Diesel’s flash point being less than traditional Biodiesel. This is the result of the small amount of ethanol in our finished fuel, which creates a lower flashpoint. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that a fuel variance can be obtained. Subject to receipt of this fuel variance, we are licensed to sell fuel in California. In the event that we successfully obtain the fuel variance, it will allow many of our customers in California, which have tested and approved the use of our fuel, to purchase G2 Diesel.

Cost of goods sold was $129,523 for the three months ended September 30, 2011 and $184,126 for the three months ending September 30, 2010. The decrease in cost of sales correlates to the decrease in sales as described in the preceding paragraph. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead cost of goods sold, even though only a small volume of sales were generated.

Our testing programs resulted in gross losses of $57,670 for the three months ended September 30, 2011 and $65,179 for the three months ended September 30, 2010. We expect sales margins to become positive and improve once we have sales contracts in place at our scheduled premium retail prices after the testing programs are concluded.

Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $19,708 for the three months ended September 30, 2011 and $145,445 for the three months ending September 30, 2010. Our Research and Development activities have decreased when compared to the three months ended September 30, 2010 as a result of limited capital available for such projects. Also, many of our targeted research and development projects have ended.

Depreciation and amortization included in operating expenses decreased by $16,204.

Selling, general, and administrative expenses for the three months ended September 30, 2011 of $377,921. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $936,681 in 2011 over the comparable period of the prior year is primarily related to a decrease in consulting, legal and audit costs of $512,815. Other overhead costs such as travel, marketing and promotional cost also decreased $157,500 and a decrease in salary and bonus expenses of $123,000 in comparison to the three months ended September 30, 2010.

Net loss was $828,104 in the three months ended September 30, 2011 as compared to $1,568,477 for the comparable period in 2010. Basic and fully diluted net loss per share for the three months ended September 30, 2011 and September 30, 2010 was $(0.04) and $(0.08), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended September 30, 2011 and September 30, 2010 was 19,901,238 and 19,871,399, respectively.

Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	Nine Months Ended September 30,

	2011	%	2010	%

Revenue	$169,366	100%	$197,454	100
Cost of goods sold	398,031	>100%	389,121	>100%

Gross loss	(228,665)	—	(191,667)	—

Operating expenses:
Selling, general and administrative	3,962,031	>100%	5,002,374	>100%
Research and development	143,421	<100%	371,768	>100%
Depreciation and amortization	85,418	<100%	126,671	<100%

Total operating expenses:	4,190,870		5,500,813

Net loss from operations	(4,419,535)		(5,692,480)

Other income/expense:
Interest, net	(354,484)	<100%	(7,077)	>100%
Other expense, net	(213,083)	<100%	—
Net loss	$(4,987,102)	<100%	$(5,699,557)	<100%

The decrease in revenues for the nine months ended September 30, 2011 of $28,088 compared to the nine months ended September 30, 2010 is the result of many of our testing programs ended in 2010. For the nine months ended in September 30, 2010 we had more testing programs underway that generated more revenues when compared to the same period this year. In 2011, as a result of a successful test with our fuel, a customer began to order our fuel at retail prices and has agreed to continue to place orders to supply this location and continue to order G2 Diesel for several more terminals.

The decrease in revenues for the nine months ended September 30, 2011 of $28,088 compared to the nine months ended September 30, 2010 is the result of many of our testing programs ended in 2010. For the nine months ended in September 30, 2010 we had more testing programs underway that generated more revenues when compared to the same period this year. In 2011, as a result of a successful test with our fuel, a customer began to order our fuel at retail prices and has agreed to continue to place orders to supply this location and continue to order G2 Diesel for several more terminals.

In general, the testing and pilot programs have continued beyond our original time estimates, which has also led to a longer sales order cycle than originally anticipated. For our testing programs that completed in early 2011, results continue to show both efficiency and emissions improvements that remain of great interest to metropolitan bus systems and the rail and trucking industries. We are currently cultivating these pilot programs and relationships to generate sales orders. We expect to complete more pilot programs and regulatory approvals in 2012. The programs continue to show great promise to generate demand.

Our most significant efforts have continued to be on the approval of our fuel variance in the state of California. The fuel variance is required for our fuel to meet California regulations to sell bio-diesel fuel, which is the result of G2 Diesel’s flash point being less than traditional Biodiesel. this is the result of the small amount of ethanol in our finished fuel, which creates a lower flashpoint. We have spent considerable resources to meet California’s requirements to meet this regulation and have received positive feedback from our representatives that a fuel variance can be obtained. Subject to receipt of this fuel variance, we are licensed to sell fuel in California. In the event that we successfully obtain the fuel variance, it will allow many of our customers in California, which have tested and approved the use of our fuel, to purchase G2 Diesel.

Cost of goods sold was $398,031 for the nine months ended September 30, 2011 and $389,121 for the nine months ended September 30, 2010. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. For the nine months ended September 30, 2011, there was an increase in factory costs associated with operating the plant and selling fuel applied to cost of goods sold when compared to the nine months ended September 30, 2010.

Our testing programs resulted in gross losses of $228,665 for the nine months ended September 30, 2011 and $191,667 for the nine months ended September 30, 2010. We expect sales margins to become positive and improve once we have sales contracts in place at our scheduled premium prices after the testing programs are concluded.

Currently, our G2 Diesel is being sold to companies and governmental organizations and municipalities to test our G2 Diesel as a blended product for:

•	power performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Research and development costs were $143,421 for the nine months ended September 30, 2011 and $371,768 for the nine months ended September 30, 2010. Our Research and Development activities have decreased when compared to the nine months ended September 30, 2010 as a result of limited capital available for such projects. Also, many of our targeted research and development projects have ended.

Depreciation and amortization included in operating expenses decreased by $41,253.

Selling, general, and administrative expenses for the nine months ended September 30, 2011 of $3,962,031. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $1,040,343 in 2011 over the comparable period of the prior year is primarily related to the decrease in costs associated with consulting, legal, audit and bonus costs.

Net loss was $4,987,102 in the nine months ended September 30, 2011 as compared to $5,699,557 for the comparable period in 2010. Basic and fully diluted net loss per share for the nine months ended September 30, 2011 and September 30, 2010 was $(0.25) and $(0.32), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal nine months ended September 30, 2011 and September 30, 2010 was 19,878,656 and 17,844,209, respectively.

Liquidity and Capital Resources

The company had cash and cash equivalents of $14,294 at September 30, 2011. Net cash was used in operating activities of $1,393,626 for the nine months ended September 30, 2011. Cash used in operations was a result of a net loss for the period of $4,987,102; a decrease in inventory of $196,226; a decrease in accounts receivable of $26,633; an increase in payables of $583,758, fair value of options granted of $1,944,511, allocated fair value of warrants issued in connection with related party debt of $171,185, depreciation and amortization of $453,496, realized loss on sale of securities of $213,083 and a decrease in other assets of $4,584. Net cash provided by investing activities of $212,461 for the nine months ended September 30, 2011, included patent costs of $36,307, investment in KAI BioEnergy of $312,000 and proceeds from the sale of securities available for sale of $560,768. Net cash provided by financing activities of $1,165,580 for the nine months ended September 30, 2011, included proceeds from common stock of $245,000, proceeds from issuing convertible debt of $550,000, proceeds from issuing notes payable to related party of $286,000 and proceeds from a related party advance of $139,580, partially offset by $55,000 due from a related party.

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

From May 23, 2007 (date of inception) through August 12, 2009, the company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) in an aggregate of $8,039,323 became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares.

Between August 2009 and February 2010, the Company received gross proceeds of $11,932,000 (net proceeds of $10,253,069) through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares.

Between April and May 2011, the Company received proceeds of $225,000 from the sale of 45,000 shares of Common Stock at $5.00 per share and Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013. In July 2011, the Company received $20,000 from the sale of 6,667 shares of common stock at $3.00 per share and two year Warrants to purchase 3,333 shares, exercisable at $5.00 per share from date of issuance through July 31, 2013. The 6,667 shares of common stock have not been issued as of September 30, 2011 and were accounted for as stock subscription payable. On June 24, 2011, the Company borrowed $250,000 with interest accruing at 11% and due on December 31, 2011. In connection with this transaction, Notes in the principal amount of $250,000 were issued and are convertible at $5.00 per share. The Company also issued Warrants to purchase 62,500 shares of Common Stock exercisable at $5 per share at any time from the date of issuance through June 30, 2013.

On July 22, 2011, the Company borrowed $100,000 with interest accruing at 11% per annum and due on December 31, 2011. In connection with this transaction, a note payable in the principal amount of $100,000 was issued and is convertible to common stock at $5.00 per share. The Company also issued two-year Warrants to purchase 25,000 shares of Common Stock exercisable at $5.00 per share at any time from the date of issuance through June 30, 2013.

On August 5, 2011, the Company borrowed $100,000, with interest accruing at 6% per annum, from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $100,000 and three year warrants to purchase 100,000 shares of common stock exercisable for $3.00 per share. In addition, the note carries the right for the holder to vote the common stock of 11 Good Energy Sciences, Inc until the note is paid in full.

On August 12, 2011, the Company borrowed $68,000, with interest accruing at 6% per annum, from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $68,000 and three year warrants to purchase 40,000 shares of common stock exercisable for $3.00 per share. With the exception of the warrants issued, the note carries the same terms and conditions as the August 5, 2011 note payable.

On August 19, 2011, the Company borrowed $68,000, with interest accruing at 6% per annum, from a director of the Company. In connection to this transaction, the Company issued a note payable in the principal amount of $68,000 and three year warrants to purchase 40,000 shares of common stock exercisable for $3.00 per share. The note carries the same terms and conditions as the August 12th, 2011 note payable.

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

We have a history of losses from operations and an accumulated deficit of $21,538,669 at September 30, 2011 and negative working capital (total current liabilities in excess of total current liabilities) of $1,167,384. As of September 30, 2011, we are operating one production facility; currently have a total of 9 employees, with a burn rate of approximately $150,000 per month.

The Company currently requires significant additional financing estimated at $2,988,000 to complete its acquisition of Kai, to fund combined operations of the Company and Kai for at least the next 24 months and to repay its outstanding notes as they become due and payable. We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be cash generated from operations and raising additional capital from the sale of equity and/or debt securities. While the company anticipates more than nominal revenues will result in the next 12 months and beyond, our ability to achieve profitable operations will depend to continue as a going concern and to ultimately achieve profitable operations will depend on our immediate ability to raise additional financing, on terms satisfactory to us, if at all. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

We are currently in the process of attempting to raise capital through a private placement sale of common stock. The current private placement memorandum dated October 14, 2011outlines the sale of up to 3,666,667 shares of common stock at $3.00 per share for an aggregate of up to $11,000,000. As of the date of this filing, we have raised and collected $250,000 as a result of a private placement sale of equity. Exemption is claimed under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended. Our future plans include purchasing and/or leasing a site for the purpose of constructing a second production facility with an estimated annual output capacity of 30,000,000 gallons of G2 Diesel. To date, we have completed engineering and construction plans for such a facility and have made inquiries into potential sites in the State of Ohio for such a facility. However, detailed milestones of these plans and the specific steps needed to accomplish each milestone do not currently exist. Management estimates that once a site is secured, that construction permitting and all the other steps necessary to have such a site constructed and operational would take approximately one year to complete. The actual costs of this new facility will depend upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant. We can provide no assurances that the company will be able to obtain adequate financing for our operations and second production facility on terms satisfactory to us, if at all.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 2. Changes in Securities

          From January 1, 2011 through September 30, 2011, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

April, 2011	Common stock and warrants	45,000 Shares and 22,500 warrants	$225,000: 22,500 commissions paid.	Rule 506	Warrants exercisable at $7.50 per share through June 30, 2013

June -July 2011	Notes and warrants	$350,000 principal amount of notes; 87,500 warrants	$350,000: $35,000 commissions paid.	Rule 506	Notes are convertible at $5.00 per share. Warrants are exercisable at $5.00 per share through June 30, 2013.

June 2011	Options	935,000	Services rendered: No commissions paid	Section 4 (2)	Exercisable through June 22, 2014 at $3.00 to $5.00 per share.

July 2011	Common stock and Warrants	6,667 shares and 3,333 Warrants	$20,000: No commissions paid	Rule 506	Exercisable at $5.00 per share through July 2013

August 2011	Notes and warrants	$236,000 principal amount of notes; 180,000 warrants	$236,000: No commissions paid.	Section 4 (2)	Warrants exercisable at $3.00 per share through August 2014.

September 2011	Notes and warrants	$200,000 principal amount of notes; 180,000 warrants	$200,000: $20,000 commissions paid.	Rule 506	Notes are convertible at $5.00 per share. Warrants exercisable at $3.00 per share through September 2014.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Reserved

Item 5. Other Information

In our amended Form 10-Q for the quarter ended June 30, 2011, the Company reported that on September 1, 2011, the Company entered into a Letter of Intent (“LOI”) for a joint venture to sell G2 Diesel in Mexico, subject to regulatory approval in Mexico and entering into definitive joint venture agreements to supply the biofuel component of the fuel blend (which blend is expected to be 5% biofuel) required for 500 buses in Mexico for at least 30 days of projected operation and then to gradually increase the order to supply the biofuel component for up to 3,000 buses. In conjunction with the LOI, the Company’s Chief Executive Officer, Frederick C. Berndt, entered into two private agreements to purchase an aggregate of 100,000 shares from two stockholders at a total purchase price of $300,000. Separately, the Company had agreed to purchase the same 100,000 shares from the investors in the event that the Company raised at least $1,500,000 (the “Financing Condition”) on or before September 30, 2011 and in the event that Mr. Berndt did not completed the purchases before the Financing Condition has been completed. The Company is now reporting that the Financing Condition was not met and the Company has no obligation to make payment pursuant to its agreement with these investors, as the obligation to purchase said 100,000 shares from two stockholders belongs with Mr. Berndt. As of the filing date of this Form 10-Q, the LOI has been terminated by the parties, although the parties remain interested in entering into a mutually satisfactory joint venture agreement. We can provide no assurance that a definitive agreement for the proposed joint venture project will be entered into on terms satisfactory to us, if at all.

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

11 GOOD ENERGY, INC.

Date: November 21, 2011	By: /s/ Frederick C. Berndt

Frederick C. Berndt, President (principal executive officer)

Date: November 21, 2011	By: /s/ Daniel T. Lapp

Daniel T. Lapp,
Chief Financial Officer (principal financial officer)