Form 10-K
period 2011-12-31
11 GOOD ENERGY INC
filed 2012-04-16
CIK 1408597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____	Commission File Number: 000-54132

11 GOOD ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0299315

(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4450 Belden Village Street, N.W., Suite 800

Canton, OH	44718

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(330) 492-3835

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the number of shares held by non-affiliates was approximately 15,000,000 shares. As of June 30, 2011, there was no public market for our Common stock to value the Shares held by non-affiliates. The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2012, was 19,991,238.

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

In October of 2007, our company completed the purchase of an existing biodiesel manufacturer, 11 Good’s Energy, LTD, a limited liability company (becoming our wholly owned subsidiary), formed in the State of Ohio in February 2006. Historically, our subsidiary has been a development stage company, which prior to our acquisition in October 2007 incurred approximately $100,000 in research activities to develop a proprietary manufacturing process to produce bio-fuel additive for diesel applications.

Since October 2007, we have finalized the principal development of our proprietary process and have designed, built and currently operate a bio-fuel manufacturing facility. In addition, the company is in the process of registering to all the necessary regulatory requirements for producing and selling fuel in multiple state jurisdictions. While the Company anticipates revenues will result by the end of 2012, we have yet to attain profitable operations and will need additional financing in 2012 to support our operations.

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

Marketing, Distribution and Testing Programs

As of April 16, 2012, we have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. In general, the testing programs and sales efforts conducted with potential customers have shown a longer order cycle than first anticipated11 Good Energy has allocated its marketing efforts toward fleet users. These are customers that have centralized fueling and their vehicles return to the terminal every day after usage. This allows the vehicles to receive consistent product. 11 Good Energy’s key strategic partner and largest customer is the Kenan Advantage Group (The KAG.) The KAG distributes over 20 billion gallons of liquid fuels and specialty chemicals annually making them the largest transportation company of bulk transport in the United States. After extensive testing, the KAG has commissioned 11 Good Energy to build storage tanks and containment pads at 10 of their almost 200 terminals in the United States as a phase 1 of development. In addition to being a user of G2 Diesel, The KAG also assists 11 Good in providing logistic solutions through the utilization of their fleet to efficiently deliver blended G2 Diesel to the Company’s customer base. In addition, there is a potential marketing fit to integrate G2 Diesel into the KAG’s current customer base.

In December, 2011, the state of California’s weights and measures approved a variance for G2 Diesel to be sold in California to The KAG West and Marquez Brothers International. The KAG West is the KAG’s California subsidiary. The KAG West was a sponsor of the Company’s variance and was approved to purchase G2 Diesel through this variance. Marquez Brothers, the largest importer/distributor of Mexican food products into the United States was also a sponsor of the variance and can now purchase G2 Diesel in California. J. Antonio Marquez, an owner of the Marquez Brothers International, has recently joined the Board of Directors of 11 Good Energy, Inc. See “Item 10.” Now that the variance has been approved, Management believes that adding additional customers to the existing protocol will give the Company an ability to expand its marketing efforts in the state of California.

In 2011, we completed a test with a fleet of urban buses in Mexico. The test compared fuel consumption of busses using our fuel, blended 5% with diesel fuel, with the fuel consumption of busses using regular diesel fuel available in Mexico. This program tested a total of 5,500 gallons of G2 Diesel fuel, enough to blend 110,000 gallons at a 5% G2 Diesel blend. The vehicles tested showed as much as a 17% decrease in total fuel consumption, when using our fuel blended with diesel fuel compared to their original base line fuel consumption using regular diesel fuel. We have also conducted trials with other several metropolitan bus systems and have found similar efficiency gains in overall fuel consumption when blending our fuel with standard diesel fuel. We will continue to target those markets as well. To date, the testing programs with bus fleets have not generated significant orders.

These programs all have in common the testing of our G2 Diesel at various percentage mixtures when blended with traditional #2 Diesel fuel for the purpose of assessing and evaluating under actual usage conditions in buses, marine, trucks and locomotives, each of the following:

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

We intend to sell our crude glycerin product to dairy farms to use as a base for a disinfectant solution used on a dairy cow’s teats, commonly referred to in the milk industry as “teat dip”. Through research and development efforts, we developed our glycerin for a teat dip base and have been testing our glycerin for use as a potential feed source to the dairy cow. For every gallon of production, 11% is crude glycerin. Since 11 Good Energy’s manufacturing process uses ethanol (natural alcohol), versus methanol (petroleum based alcohol), the product is more desirable and safer to handle than glycerin from traditional biodiesel production. We are currently marketing the product through a partner that services the dairy industry; and, the glycerin has shown great promise as a new revenue stream to the Company.

We can provide no assurances that Management’s plans will be realized, that there will be sufficient order flow of G2 Diesel fuel to support our intended operations or that we will be able to operate profitably and/or on a positive cash flow basis in the future. See “Risk Factors.”

Facilities and Production Capacity

We maintain our corporate office at 4450 Belden Village St., Suite 800, NW, Canton, OH 44718, and our telephone number is 330-492-FUEL. In November 2009, we completed construction of our bio-fuel manufacturing facility in Magnolia, Ohio. The facility is currently configured to produce between 4.6 million and 6.4 million gallons of G2 Diesel per year with an ability to expand capacity as the market for G2 Diesel fuel grows. From November 1, 2009 to December 31, 2011, the Company produced approximately 181,000 gallons of G2 Diesel and 22,246 gallons of glycerin.

As demand will support, we intend to purchase and/or lease a site and to construct a second production facility in the event that construction and initial operational costs can be financed exclusively from proceeds received from new equity and/or debt financing on terms satisfactory to us. In the absence of such financing, the costs of a second production facility estimated at $6,000,000 would exceed our cash reserves, with the actual cost of this new facility depending upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant, it being Management’s intention for the second plant to have an annual capacity of at least 30 million gallons. While Management anticipates generating meaningful operating cash flow in 2012, we cannot provide any assurances that this will occur. Accordingly, we must secure additional and immediate financing to continue our business development and before proceeding with the costs of a second production facility. We cannot assure our plans, including establishment of the additional plant, will succeed. See “Risk Factors” under “Item 1A”.

Description of the Traditional Biodiesel Industry and Markets

The biodiesel industry is relatively new and unknown. In 2011, the biodiesel industry reported that it produced an estimated 802 million gallons of biodiesel, constituting only a fraction of the roughly 60 billion gallon per year U.S. diesel fuel market. Due to the recent economic downturn and other factors, many competitors’ plants are currently closed and many do not currently operate at full capacity.

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

G2 Diesel compared to Traditional Biodiesel

Proprietary Manufacturing Process

Our manufacturing process uses a proprietary mixture of soybean oil, ethanol alcohol and a secret catalyst at room temperature. Our processing method differs from the traditional forms of producing biodiesel. Traditional producers also use a form of animal or vegetable based oil and a toxic petroleum derived methanol during processing, which must be removed and separated through heating and washing before the completion of the manufacturing process. Our manufacturing process; which does not use water to wash the fuel, eliminates toxic wastewater production, which is a significant cost commonly associated with traditional biodiesel production.

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

G2 Diesel blends especially well with traditional #2 diesel fuel. The viscosity of the two fuels are very similar and allow the two fuels to splash blend, which means the fuel blends with no induced agitation. This is one important attribute that differentiates the G2 Diesel product from the rest of the Biodiesel industry. Many of our competitor’s products do not have a viscosity similar to diesel and therefore their product does not splash blend with diesel.

We intend to sell our product as a 99 – 100% bio-fuel and do not plan to blend our product with any traditional #2 diesel fuel at the company’s facilities. We expect that customers may on their own accord choose between a 2% – 5% blend with traditional #2 diesel fuel, with a limit of 5% G2 Diesel blend for on road use. The customer will be responsible for blending their traditional #2 diesel fuel with the G2 Diesel purchased from us and pumping the blended fuel to their vehicle or vessel. This can be done by the end user and/or their current fuel distributor. Our G2 Diesel fuel will be sold as fuel in this regard and will be subject to applicable fuel taxes.

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

Competition with Other Biodiesel Producers

We operate in a very competitive environment. We face competition for capital, labor, Management, feedstock (such as soy oil) and other resources. Some of our competitors may be substantially larger than us and may have significantly greater name recognition and financial, sales and marketing, technical, and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to biodiesel development, promotion and sale of their products. In 2011, approximately 802 million gallons of biodiesel was reported to be produced in the United States compared to 312 million gallons in 2010. The main reason for the increased production was the reinstatement of the federal tax incentive for biodiesel for 2011, which expired at the end of 2011. It is uncertain whether congress will reenact the tax incentive for 2012. Biodiesel plants are currently operating throughout the United States. We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases.

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

Glycerin Competition

It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. Over the past few years, as biodiesel production has increased, the glycerin market has become increasingly saturated. Management believes the demand for our glycerin within the dairy industry has provided a competitive advantage over other biodiesel producers in regards to our glycerin’s profitability.

Sources and Availability of Raw Materials

Soybean Oil Costs and Supply

The cost of oil feedstock is the largest single component of the cost of biodiesel production. We expect that soybean oil will continue to be our primary feedstock unless we are able to successfully procure and process alternative feedstock and achieve the desired performance of the fuel. As a result, our pricing per gallon has been, and will likely continue to be, particularly susceptible to changes in the price of soybean oil. The twenty-year average price for soybean oil is approximately $0.23 per pound. However, over the past few months, soybean oil price per pound reached $0.56 per pound and are expected to remain volatile.

U.S. Soybean Oil Prices

Data provided by USDA, Oil Crops Outlook Report, May 12, 2012

Marketing Year	Price (cents)

2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.42
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009/10	35.95
2010/11	53.20
2011/12	50.5-54.5 (1)

(1) estimate.
.

We believe that continued increases in the price of soybean oil will result in us increasing the selling price of G2 Diesel. G2 Diesel pricing has historically trended with petroleum diesel fuel pricing. If crude oil should increase by 10%, our pricing model will generate a very similar percentage increase in G2 Diesel price, as the result of a similar percentage increase in soybean oil. Management believes that the benefits in fuel efficiency and maintenance costs exceed the incremental cost increase to the customer of a 5% blend of G2 Diesel with traditional #2 diesel fuel. We have explored the possibility of acquiring technology for or otherwise obtaining other feedstock for our G2 Diesel production process. However, our research thus far has determined that the performance characteristics are best achieved through the use of soybean oil. We expect to purchase our soybean requirements from multiple available sources in the United States.

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

We have filed patent pending applications with the United States Patent and Trademark Office and in Canada, each under an application number of #12/680,526 as well as an application pending in Geneva, Switzerland (case # PCT/US2008/054204 with an international publication #WO/2009/042242) and applications pending in the European Patent Office (application #08730077.8), Columbia (application # 10051.71), Ecuador (application # sp-10-10134), India (application # 2857/Delnp 12010), Australia (application # 2008305557), Brazil (application #PI0817449-0), Chile (application #315-2010), China (application # 200880116324.4), Hong Kong (application #11102335.7), Indonesia (application # W00201001360), Israel (application #204704), Japan (application #2010-526975) and Mexico (application #MX/a/2010/003469). Due to a lack of cash resources, one or more of our international patent pending applications may lapse and we may not be able to renew same. We can provide no assurances that we will be able to preserve and protect our intellectual property from unauthorized use throughout the world.

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

Biodiesel Tax Credits

The Volumetric Ethanol Excise Tax Credit (VEETC) provides a tax credit of $1.00 per gallon for biodiesel, This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. The VEETC also provides a tax credit of $0.50 per gallon for non agribiodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. The excise tax credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the excise tax credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The VEETC expired on December 31, 2009; however, in 2011 Congress granted an extension of the agrbiodiesel credit through December 31, 2011. Regarding this matter, we believe there is uncertainty about whether new legislation will be passed to extend this credit beyond 2011. See “Risk Factors.”

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

EMPLOYEES

As of April 15, 2012, we have three full-time employees.

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

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. Our limited sales to date have resulted from government organizations, municipalities and corporations testing our bio-fuel product as described herein. In this respect, from May 23, 2007 (date of inception) through December 31, 2011, our revenues have totaled $707,765 and our deficit accumulated during our development stage was $22,987,265. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

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

We have a history of losses from operations and an accumulated deficit of $22,987,265 at December 31, 2011. As of December 31, 2011, we are operating one production facility, with a burn rate of approximately $85,000 per month, which is expected to increase upon receiving additional financing. While the Company anticipates more substantial revenues will result by the end of 2012 as a result of the completion of product testing, our ability to remain a going concern and to achieve profitable operations will depend on our ability to immediately raise additional financing, on terms satisfactory to us. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations.

We have a need for substantial additional financing to build a second production facility.

Our plan of operation contemplates our locating, purchasing (or leasing) and building a second production facility, the costs of which will vary based upon the size of the plant, but together with initial operating capital to run the plant, is estimated at approximately $6,000,000. The second production facility will be built only if we are able to locate a suitable site and obtain sufficient additional debt and/or equity financing on terms satisfactory to us. The costs of a new production facility could exceed projected costs, with the actual cost of this new facility depending upon many factors, including, without limitation, the location and cost of the land, demolition costs of existing facilities (if any) on the site, environmental concerns (if any) and the size of the new plant. Accordingly, we will require additional financing for the construction of a second facility and to support our expanded operations. We can provide no assurances the company will be able to obtain adequate additional financing on terms satisfactory to us, if at all. Failure to obtain the required additional financing will cause us to be unable to have a second production facility necessary to meet our anticipated growth in production capacity and sales projections, adversely affecting our ability to meet our profitability goals for future years.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent of our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our products may not be accepted by the biodiesel industry as a premium product, if at all.

The company’s proprietary manufacturing process and resulting G2 Diesel product is new to the biodiesel industry and is unproven in the industry as a biodiesel fuel product and premium fuel product. In the past, we paid a total of $200,000 for tier one health effects testing in comparison with other fuels. As a new and unproven fuel product, the industry may not accept our G2 Diesel fuel as a premium product, if at all.

We need sales orders to support our operations.

In the past, many corporate and governmental organizations and municipalities have completed testing of our G2 Diesel fuel. We also conducted a test with a fleet of urban buses in Mexico. These programs all had in common the testing of our G2 Diesel at various percentage mixtures when blended with traditional #2 Diesel fuel for the purpose of assessing and evaluating under actual usage conditions in buses, car ferry services, trucks and railroads, each of the following:

•	power, performance, maintenance and engine noise;
•	emissions and exhaust smell; and
•	fuel economy.

Management believes that our G2 Diesel (B100) will provide more power, lower emissions of pollutants and better fuel economy than 100% traditional #2 diesel fuel. However, the current price of about $5.00 per gallon for G2 Diesel in comparison to $3.50 per gallon for traditional #2 diesel fuel will influence customers of our products to blend our G2 Diesel fuel with traditional #2 diesel fuel to find the right balance of cost, performance, emissions and fuel economy. We can provide no assurances that additional testing by our prospective clients of our fuel products will be successful and result in sufficient sales orders to support our operations.

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

As of December 31, 2011, we have no significant firm long-term contracts or backlog of orders to purchase our G2 Diesel fuel or our crude glycerin by-product. 11 Good Energy’s key strategic partner and largest customer is the Kenan Advantage Group (The KAG.) The KAG distributes over 20 billion gallons of liquid fuels and specialty chemicals annually making them the largest transportation company of bulk transport in the United States. After extensive testing, the KAG has commissioned 11 Good Energy to build storage tanks and containment pads at 10 of their almost 200 terminals in the United States as a phase 1 of development. In addition to being a user of G2 Diesel, The KAG also assists 11 Good in providing logistic solutions through the utilization of their fleet to efficiently deliver blended G2 Diesel to the Company’s customer base. In addition, there is a potential marketing fit to integrate G2 Diesel into the KAG’s current customer base. We are currently building relationships with trucking and bus fleets, marine diesel and rail companies requiring locomotive diesel fuel. We can provide no assurances that there will be sufficient order flow of G2 Diesel fuel or glycerin by-product to support our intended operations or that we will be able to operate profitably and/or on a positive cash flow basis in the future.

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

New and unproven market for glycerin by-product launches in 2012

Recently, as a result of two years of research and development, the Company has brought to market its glycerin, which is a byproduct of the G2 Diesel manufacturing process. The Company is now selling its Glycerin to dairy farms to use as a base for a disinfectant solution used on a dairy cow’s teats, commonly referred to in the milk industry as “teat dip”. We are currently marketing the product through a partner that services the dairy industry; and, it has shown great promise as a new high profit revenue stream to the Company. We can provide no assurances that the dairy community will accept our glycerin by-product as a disinfectant solution and/or that the Company’s operations will be operated profitably in the future.

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

The Company has entered into an agreement with its Chief Executive Officer, Frederick C. Berndt, and with its Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company following shortly after the filing of this Form 10-K. Gary R. Smith, Chief Operating Officer and a directors, has tentatively agreed to act as interim Chief Executive Officer. E. Jamie Schloss, a director of the Company, has tentatively agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. We can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

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

Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our directors, officers and employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition and results of operations.

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

Our products and related intellectual property rely primarily on a combination of trademark, copyright, patent and trade secret laws and other methods to protect our proprietary rights. We have filed for and have pending patent applications under the U.S., international Patent Cooperation Treaty (PCT) in various countries. Due to a lack of cash resources, one or more of our international patent pending applications may lapse and we may not be able to renew same. We can provide no assurances that we will be able to preserve and protect our intellectual property from unauthorized use throughout the world. We place considerable importance on obtaining patent and trade secret protection for our technologies, products and/or processes. Our success will depend at least in part on our ability, and the ability of any of our licensors, to obtain and keep proprietary rights in our products and processes, which permit us to exclude others from taking commercial advantage of what we consider to be our inventions, and prevent others from using our trade secrets; if we fail to secure patents and other intellectual property rights that cover our products and technologies, we may be unable to derive as much financial return on commercialization of our products as we would if such rights were obtained. The standards which the United States Patent and Trademark Office and similar offices of other countries utilize in deciding whether to grant patents can change, which may result in us being unable to determine the type and extent of any future patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all, and the fees associated with filing and prosecuting patent applications may increase significantly, which might result in us incurring higher expenses and adversely affect our intellectual property strategy.

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

Item 3. Legal Proceedings

In February 2012, a stockholder “Plaintiff” commenced a lawsuit against the Company and other Defendants in the Circuit Court in Orange County, Florida. The lawsuit pertains to the stockholders’ investment of $400,000 in the Company’s securities. Prior to the filing of the lawsuit, Frederick C. Berndt, Chief Executive Officer of the Company, verbally agreed with the stockholder to return his $400,000 in periodic payments against the return and cancellation of the related securities. The Company made a payment of $108,519 before ceasing of making any additional payments. The Plaintiff has failed to return to the Company the securities which relate to the monies received by Plaintiff. Plaintiff is alleging fraud in the inducement as it pertains to his investment in the Company as well as fraudulent and negligent misrepresentations, breach of contract and conversion. Plaintiff is seeking damages which include, but are not limited to $400,000 (less payments received by Plaintiff), attorney, court costs and interest. The Company’s agreement with Plaintiff require a binding arbitration in New York City and the Company expects to deny the allegations of the lawsuit, move the complaint to arbitration, and cross complain for the breach of promise in the future. The Company anticipates that upon receipt of funding and/or its common stock begins trading on a public market, this shareholder would be able to sell their common stock. In the absence of a public market, the Company may purchase the shares back from the investor and record the shares to Treasury Stock as we have with the $108,519 paid to date.

In September 2011, William L. Miller “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio, against Frederick C. Berndt and 11 Good Energy, Inc. “Defednants”. Plaintiff alleges that Mr. Berndt incurred charges for expenses relating to the business of the Corporation utilizing Plaintiff’s credit card account with American Express, which card Plaintiff allegedly permitted Mr. Berndt to utilize so long as Defendants would repay Plaintiff prior to the time he became liable for interest and penalties. The cause of action for breach of contract and unjust enrichment seeks the return of approximately $81,000 allegedly loaned by Plaintiff to the Defendants. From monies the Company owes Frederick C. Berndt, the Company recorded the $81,000 liability due to the filed judgment Mr. Berndt has agreed to reduce the balance due to him, in the amount of $81,000, from the funds he advanced to the Company. In 2012, the Company paid approximately $11,000 to Mr. Miller and Mr. Berndt paid approximately $13,500 to Mr. Miller. The Company anticipates this liability to be paid in 2012, either through the Company or Mr. Berndt personally.

On March 7, 2012, Jason A. Weiss “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio against Defendants, 11 Good Energy and Frederick C. Berndt “Defendants”. Mr. Weiss alleges that he was employed by the Company for a term of one year at a salary of $15,000 per month, that he was entitled to receive relocation expenses and reimbursement of certain expenses and he was entitled to receive 130,000 shares of Common Stock of the Company upon his commencing of employment with Defendant, 11 Good Energy, in January 2011. Plaintiff alleges that Defendants made various representations to him pertaining to his employment and otherwise which were false and misleading. Plaintiff is suing the Defendants for breach of contract, unjust enrichment, promissory estoppel, fraudulent inducement, seeking to pierce the corporate veil, wrongful termination in violation of public policy and Defendants’ liability under the whistle blower provisions of Ohio law. The amount of money being sought by Plaintiff will be the amount allegedly damaged and proven at trial. The Company believes this suit to be from a disgruntled former consultant. We had no written agreement with Mr. Weiss and worked with him on certain marketing efforts on the condition of performance. He performed none of his promised actions and we terminated our relationship with the Plaintiff. The Company plans to vigorously contest these allegations and is contemplating a countersuit for damages to the Company.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings other than described above that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. Mining Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

          On September 30, 2010, the Company became a reporting company under the Securities Exchange Act of 1934. Subsequent to that date, a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) filed a Form 211 to have our securities listed for trading on the OTC Bulletin Board. A symbol of “ELVN” had been assigned to our Common Stock; however, trading has not commenced on the OTC Bulletin Board as of the filing date of this Form 10-K. Management believes that a current Form 211 needs to be filed by a FINRA member prior to the commencement of trading and assignment by FINRA of a definitive trading symbol. No market information is being provided since our Common Stock had no public market during the past two fiscal years.

          As of April 15, 2012, there were 139 stockholders of record for our common stock. The Company’s transfer agent for the Common Stock is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004.

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

Recent Sales of Unregistered Securities

          From January 1, 2011 through March 2012, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

January –June 2011	Options	935,000	Services rendered; no commissions paid	Section 4(2)	Exercisable through June 22, 2014 at $3.00 to $5.00 per share.

April, 2011	Common Stock and Warrants	45,000 Shares and 22,500 Warrants	$225,000; $22,500 commissions paid.	Rule 506	Warrants exercisable at $7.50 per share through June 30, 2013

June -July 2011	Notes and Warrants	$350,000 principal amount of notes;87,500 Warrants	$350,000: $35,000 commissions paid.	Rule 506	Notes are convertible at $5.00 per share. Warrants are exercisable at $5.00 per share through June 30, 2013.

July 2011	Common Stock and Warrants	6,667 shares and 6,667 Warrants	$20,000; no commissions paid	Rule 506	Warrants expiring in July 2014 and exercisable at $5.00 per share.

August 2011	Notes and Warrants	$236,000 principal amount; 180,000 Warrants	$236,000; no commissions paid	Section 4(2)	Exercisable at $3.00 per share through August 2014

September 2011	Notes and Warrants	$200,000 principal amount; 180,000 Warrants	$200,000; no commissions paid	Rule 506	Exercisable at $3.00 per share through September2014

October 2011	Common Stock and Warrants	50,000 Shares and 50,000 Warrants	$150,000; no commissions paid	Rule 506	Exercisable at $5.00 per share through October 2014

October 2011	Common Stock and Warrants	33,334 Shares and 33,334 warrants	$100,000; no commissions paid	Rule 506	Exercisable at $5.00 per share through October 2014

January 2012	Notes and Warrants	$100,000 principal amount; 60,000 warrants	$100,000; no commissions paid	Rule 506	Exercisable at $5.00 per share through December 2014

Recent Purchases of Securities

From May 23, 2007 (date of inception) through December 31, 2011, there have been 955,322 shares repurchased pursuant to transactions described under “Certain Transactions” and in the table below.

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

In early 2008, we began construction of our current manufacturing facility at the location of our operating subsidiary in Magnolia, Ohio (Magnolia Plant). This plant opened in November 2009 and is capable of producing between 4,600,000 and 6,400,000 gallons of G2 Diesel fuel. Since opening the plant, we have produced approximately 181,000 gallons of G2 Diesel fuel.

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

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill. Management determined the fair values assigned to inventory based upon selling prices less cost of disposal and the Company’s profit allowance and the case of work in process less cost to complete. The Fair value of plant and equipment are based on current replacement costs. The Company does not amortize goodwill. The Company recorded goodwill in the amount of $639,504 as a result of the acquisition of 11 Good’s Energy LTD during the year ended December 31, 2007. The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis or more often if events and circumstances warrant. The entire balance of goodwill, $639,504, was written off in the year ended December 31, 2011.

Development Stage Company - Product Development

We are currently in the development stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through December 31, 2011, our revenues have totaled $707,765 and our deficit accumulated during our development stage was 22,987,265. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. As of the filing date of this Form 10-K, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires Management to make estimates and disclosures on the date of the consolidated financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

There were no employee stock options and employee stock purchases granted to employees and directors during the period from May 23, 2007 (date of inception) through December 31, 2008. On July 22, 2009, the Company granted 500,000 stock options to outside directors at an exercise price of $3.00 per share. We recorded the fair value of $200,205 as compensation expense for the year ended December 31, 2009, as a result of this transaction. These options are for a period of three years and are fully vested. On June 23, 2011, the Company granted 550,000 stock options to consultants and 35,000 options to employees at an exercise price of $5.00 per share. We recorded the fair value of $693,871 as operating expense for the year ended December 31, 2011, as a result of this transaction. These options are for a period of three years and are fully vested. In December 2011, the Company vested 200,000 previously granted options to consultants at an exercise price of $5.00 per share. We recorded the fair value of $852,414 as consulting expense for the year ended December 31, 2011, as a result of this transaction. These options are for a period of three years and are fully vested. There were no unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

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

The following table sets forth certain selected condensed consolidated statement of operations data for the periods indicated:

	2011	2010

Revenue	$237,765	$292,066
Cost of goods sold	530,691	747,783

Gross loss	(292,926)	(455,717)

Operating expenses:
Selling, general and administrative expenses	4,181,805	6,054,480
Research and development	522,088	543,401
Impairment of Goodwill	639,504	-0-
Depreciation and amortization	107,234	126,052

Total operating expenses:	$5,450,631	$6,723,933

Loss from operations	(5,743,557)	(7,179,690)

Other income (expense):
Interest, net	(477,210)	(6,932)
Loss on sale of property, plant and equipment	(1,848)	—
Other income	(213,083)	20,957

Net loss	$(6,435,698)	$(7,165,625)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The decrease in revenues in 2011 of $54,301, or 19%, is primarily due to retracting our business due to cash restraints. Most of our testing programs completed in mid-2011 did not generate the demand originally anticipated. Our largest customer, the Kenan Advantage group completed their testing and agreed to convert 10 terminals in the Ohio area to sell G2 Diesel. However the build out requires approximately $150,000 to complete and we have not had the capital to do so. Therefore we have been unable to operate our plant without the capital to purchase raw materials leading to an inventory allocation requirement with the Kenan advantage group. We currently deliver to one of their terminals using the finished fuel we have on hand to keep that terminal using G2 Diesel. Once the Company receives a cash infusion, Management believes that the Kenan Advantage Group will order fuel for the other 9 terminals they agreed to convert to purchase G2. Also, Management continues to believe that the completed testing programs will result in increased demand and sales orders for our G2 Diesel at premium prices which as of December 31, 2011 is approximately $5.00 per gallon compared to traditional #2 diesel fuel currently priced at approximately $3.50 per gallon.

Cost of goods sold was $530,691 and $747,783 for 2011 and 2010, respectively, or 223% of revenues for the year ended 2011 and 256% of revenues for the year ended 2010. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production. The decrease in cost of goods sold as a percentage of sales for 2011 is primarily due to the Company’s increased margins on the fuel sold in 2011. In mid-2011, the testing programs completed and the Kenan Advantage Group began purchasing G2 Diesel at retail prices increasing the Company’s margins. Manufacturing depreciation was $266,659 in 2011 and $275,277 in 2010 all of which was recorded as Cost of Goods Sold.

Gross loss was $(292,926) in 2011 and $(455,717) in 2010. Gross loss as a percentage of revenues was 123% and 156% for the years ended December 31, 2011 and 2010, respectively. Gross margin percentages will vary from period to period depending upon the extent of fuel testing with potential customers and the pricing offered by the Company. Also, we experience a significant amount of manufacturing depreciation that is recorded entirely to COGS. The gross margin for 2011 and 2010 is not necessarily indicative of the margins that may be realized in future periods.

Research and development costs decreased $21,313 from $543,401 in 2010 to $522,088 in 2011 as a result of continued research for our use of Glycerin in a dairy farm application and the research in the algae technologies of Kai BioEnergy, Inc. In 2010, we recorded $200,000 in R&D expenses relating to the Southwest Research test compared to $0 in 2011. In 2010, we also recorded $200,000 in R&D expense for payments made to Kai Bio Energy compared to $459,256 recorded to R&D expense in 2011. Lastly, in 2010, we recorded R&D expense totaling $115,397 to Chosen Acres, LLC, developing the dairy industry use of our glycerin, compared to $58,912 in 2011. The decrease is largely due to the research completing in mid 2011.

For the year ended December 31, 2011, the Company recorded an impairment expense of $639,504 to write off the goodwill recorded as compared to no impairment expense in 2010.

Depreciation and amortization decreased by $18,818 or 15% in 2011 when compared to the same period of 2010. The decrease is primarily due to some assets becoming fully depreciated in 2011. We also did not purchase any new fixed assets in 2011.

Selling, general, and administrative expenses (i.e. operating expenses) for 2011 were $4,181,805 as compared to $6,054,480 for the comparable period of the prior year. Such costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in operating expenses of $1,870,827 in 2011 is primarily due to the following: (i) 2011 payments of common stock and options to consultants and employees from the Company, CEO and a founding shareholder on behalf of the Company, which was treated for accounting purposes as operating expenses and donated capital totaling $1,546,284 when compared to the same charges of $1,212,693 in 2010, (ii) decreases in consulting fees totaling $860,465 and (iii) decreases in provider fees such as advisory, legal and accounting aggregating $249,500, (iv) decreases in payroll and bonus related expenses totaling $612,014, (v) decreases in promotional and marketing expense of $669,010 and (vi) increases in facility cost and insurances of $190,543.

Interest expense, net was $477,210 in 2011 compared to $6,932 in 2010 or a net increase of $470,278. Between August 2009 and March 2010, the company had raised $11,932,000 through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares, resulting in net proceeds to us of $10,353,069. In 2010, the company converted $6,498,709 of Convertible notes payable to Common Stock to be issued at a price of $2.55 per share, or 2,548,513 shares to be issued and warrants to purchase 3,228,523 shares of Common Stock and the entire remaining balance of convertible notes was redeemed, with principal and accrued interest paid to each redeeming note holder. Once the notes from 2009 were redeemed, we did not have significant interest expense for 2010. In 2011, we entered into three convertible notes that generated interest expense and amortization of debt discount relating to the derivative nature of the warrants attached to these convertible notes. .

Net loss was $(6,435,698) in 2011 compared to $(7,165,625) in 2010. Basic and fully diluted net loss per share for 2011 and 2010 was $(0.32) and $(0.41), respectively. Basic and fully diluted weighted average shares outstanding for 2011 and 2010 were 19,884,348 and 17,351,350 shares, respectively.

As of April 16, 2012, we have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. In general, the testing programs and sales efforts conducted with potential customers have shown a longer order cycle than first anticipated 11 Good Energy has allocated its marketing efforts toward fleet users. These are customers that have centralized fueling and their vehicles return to the terminal every day after usage. This allows the vehicles to receive consistent product. 11 Good Energy’s key strategic partner and largest customer is the Kenan Advantage Group (The KAG.) The KAG distributes over 20 billion gallons of liquid fuels and specialty chemicals annually making them the largest transportation company of bulk transport in the United States. After extensive testing, the KAG has commissioned 11 Good Energy to build storage tanks and containment pads at 10 of their almost 200 terminals in the United States as a phase 1 of development. In addition to being a user of G2 Diesel, The KAG also assists 11 Good in providing logistic solutions through the utilization of their fleet to efficiently deliver blended G2 Diesel to the Company’s customer base. In addition, there is a potential marketing fit to integrate G2 Diesel into the KAG’s current customer base.

In December, 2011, the state of California’s weights and measures approved a variance for G2 Diesel to be sold in California to The KAG West and Marquez Brothers International. The KAG West is the KAG’s California subsidiary. The KAG West was a sponsor of the Company’s variance and was approved to purchase G2 Diesel through this variance. Marquez Brothers, the largest importer/distributor of Mexican food products into the United States was also a sponsor of the variance and can now purchase G2 Diesel in California. J. Antonio Marquez, an owner of the Marquez Brothers International, has recently joined the Board of Directors of 11 Good Energy, Inc. See Management “Item 10.” Now that the variance has been approved, Management believes that adding additional customers to the existing protocol will give the Company an ability to expand its marketing efforts in the state of California.

In 2011, we completed a test with a fleet of urban buses in Mexico. The test compared fuel consumption of busses using our fuel blended 5% with diesel fuel, with the fuel consumption of busses using regular diesel fuel available in Mexico. This program tested a total of 5,500 gallons of G2 Diesel fuel, enough to blend 110,000 gallons at a 5% G2 Diesel blend. The vehicles tested showed as much as a 17% decrease in total fuel consumption, when using our fuel blended with diesel fuel compared to their original base line fuel consumption using regular diesel fuel. We have also conducted trials with other several metropolitan bus systems and have found similar efficiency gains in overall fuel consumption when blending our fuel with standard diesel fuel. We will continue to target those markets as well. No assurances can be given that our test marketing will result in significant sales of G2 Diesel fuel.

We intend to sell our crude glycerin product to dairy farms to use as a base for a disinfectant solution used on a dairy cow’s teats, commonly referred to in the milk industry as “teat dip”. Through research and development efforts, we developed our glycerin for a teat dip base and have been testing our glycerin for use as a potential feed source to the dairy cow. For every gallon of production, 11% is crude glycerin. Since 11 Good Energy’s manufacturing process uses ethanol (natural alcohol), versus methanol (petroleum based alcohol), the product is more desirable and safer to handle than glycerin from traditional biodiesel production. We are currently marketing the product through a partner that services the dairy industry; and, the glycerin has shown great promise as a new revenue stream to the Company.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $12,895 at December 31, 2011. Net cash was used in operating activities of $1,939,077 for the year ended December 31, 2011. Cash used in operations was primarily attributable to the net loss for the period of $6,435,698; a decrease in inventory of $301,317, and partially offset by depreciation and amortization of $373,893, amortization of debt discount of $302,771, fair value of warrants issued in connection with related party debt of $139,145, fair value of options delivered for services of $1,578,889, Impairment of goodwill of $639,504, realized loss of sale of securities available for sale of $213,083, increase in accounts payable and accrued expenses of $938,970. Net cash provided in investing activities of $558,666 for the year ended December 31, 2011, included purchase of patents of $21,602, proceeds from property and equipment of $19,500 and proceeds from the sale of securities available for sale of $560,768. Net cash provided by financing activities of $1,363,427, for the year ended December 31, 2011, included proceeds from the sale of Common Stock and stock subscriptions of $495,000, partially offset by the purchase of treasure stock and due from related party of $55,000, issuance of convertible notes of $550,000 and issuance of related party note payable of $306,000 and proceeds from a related party advance of $67,427.

The Company had cash and cash equivalents of $29,879 at December 31, 2010. Net cash was used in operating activities of $5,235,978 for the year ended December 31, 2010. Cash used in operations was primarily attributable to the net loss for the period of $7,165,625; an increase in inventory of $350,260, and partially offset by depreciation and amortization of $401,329, compensation of services by a related party of $1,493,840, decrease in other assets of $243,697, and increase in accounts payable and accrued expense of $132,357. Net cash used in investing activities of $118,719 for the year ended December 31, 2010, included purchase of property, plant and equipment of $149,073 and the purchase of Securities available for sale of $254,369 and proceeds from the sale of securities available for sale of $342,995, and acquisition of patent in the amount of $58,272. Net cash provided by financing activities of $514,827, for the year ended December 31, 2010, included proceeds from the sale of Common Stock of $805,846, partially offset by the purchase of treasure stock and due from related party of $251,019, payments of related party note payable of $25,000 and payments of convertible notes of $15,000.

From May 23, 2007 (date of inception) through December 31, 2009, the Company raised $7,930,000 by issuing notes payable convertible into Common Stock, bearing 8% interest per annum. These Notes (including principal and accrued interest thereon) became convertible at a price of $2.55 per share (the “Conversion Price”) based upon a 15% discount to the Company’s equity raise which was completed at an offering price of $3.00 per share between August 2009 and March 2010. In addition to the number of conversion shares to be delivered to each Holder of this Note, upon conversion of the Principal Amount and accrued interest thereon, the Company also delivered Unclassified Warrants expiring June 30, 2012 to purchase a number of shares of Common Stock equal to the number of Conversion Shares. As of December 31, 2011 and 2010, the Company had $0 outstanding of these convertible notes.

In 2010, the Company converted $6,498,709 of Convertible notes payable to Common Stock to be issued at a price of $2.55 per share, or 2,548,513 shares issued and warrants to purchase 3,228,523 shares of Common Stock and the entire remaining balance of convertible notes was redeemed, with principal and accrued interest paid to each redeeming note holder.

Between August 2009 and March 2010, the Company had raised $11,932,000 through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares, resulting in net proceeds to us of $10,253,069.

We have a history of losses from operations and deficit accumulated during development stage of $22,987,265 at December 31, 2011. As of April 15, 2012, we are operating one production facility with a burn rate of approximately $85,000 per month, which is anticipated to increase upon receipt of additional financing. While our G2 Diesel fuel and its related manufacturing process is fully developed in both 2010 and 2011, we paid $60,000 toward research and development activities to a vendor to find ways to improve the cost effectiveness of the manufacturing process and the feedstock utilized therein. In addition, we paid $459,256, to further develop the Kai BioEnergy, Inc. potential for expansion and possible acquisition by 11 Good Energy, Inc.. (Note: In July 2011, we entered into an agreement to acquire Kai, but we failed to close due to lack of cash resources.) Total research and development expenditure was $522,088 and $543,401 for the years ended December 31, 2011 and 2010, respectively. While the Company anticipates more substantial revenues will result by the end of 2012 as a result of the completion of product testing, our ability to achieve profitable operations will depend on our ability to raise additional financing, on terms satisfactory to us. Further, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operations. See “Risk Factors” under “Item 1A”.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $6,435,698 and used of $1,939,077 in cash for operating activities for the year ended December 31, 2011, incurred negative working capital (current liabilities exceeded current assets) of $1,804,369 and deficit accumulated during development stage of $22,987,265 as of December 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

We anticipate that our future liquidity requirements will arise from the need to finance our accounts payable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be cash on hand, cash generated from operations, and, if needed, raising additional capital either from the sale of equity and/or debt securities. We are attempting to raise up to $11,000,000 in a private placement offering. We can provide no assurances that additional financing will be completed on terms satisfactory to us, if at all. See “Risk Factors.”

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from May 23, 2007 (date of inception) to December 31, 2011	F-4

Consolidated Statement of Stockholders’ Equity for the period from May 23, 2007 (date of inception) to December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from May 23, 2007 (date of inception) to December 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10-F-29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of 11 Good Energy, Inc.

We have audited the accompanying consolidated balance sheets of 11 Good Energy, Inc. and Subsidiary (the “Company”), a development stage company as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011 and for the period from May 23, 2007 (date of inception) to December 31, 2011.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of 11 Good Energy, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of operations and cash flows for each of the years in the two year period ended December 31, 2011 and for the period from May 23, 2007 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
New York, New York
April 16, 2012

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Current assets:
Cash	$12,895	$29,879
Inventory	323,422	624,739
Accounts receivable, net	43,906	51,801
Available for sale securities	940	576,990
Other current assets	25,678	24,974

Total current assets	406,841	1,308,383

Property, plant and equipment, net	2,167,434	2,562,675

Other assets:
Patents	79,874	58,272
Goodwill	—	639,504
Deposits	2,163	2,163

Total other assets	82,037	699,939

Total assets	$2,656,312	$4,570,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,362,922	$423,952
Advances, related party	67,427	—
Notes payable, related party	306,000	—
Convertible notes payable, net of deferred debt discount of $75,139	474,861	—

Total current liabilities	2,211,210	423,952

Commitments and contingencies	—	—

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at December 31, 2011 and 2010	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,856,561 and 20,811,561 shares issued as of December 31, 2011 and 2010, respectively; 19,901,238 and 19,856,239 shares outstanding as of December 31, 2011 and 2010, respectively	2,086	2,081
Additional paid in capital	24,853,960	22,533,011
Common stock subscription	270,000	—
Due from shareholder	(108,519)	(53,519)
Deficit accumulated during development stage	(22,987,265)	(16,551,567)
Accumulated other comprehensive loss	(88,760)	(286,561)
Treasury stock, 955,322 shares as of December 31, 2011 and 2010	(1,497,500)	(1,497,500)

Total stockholders’ equity	445,102	4,147,045

Total liabilities and stockholders’ equity	$2,656,312	$4,570,997

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From May 23, 2007 (date of inception) through December 31, 2011
	Years ended December 31,
	2011	2010

REVENUE:
Sales	$237,765	$292,066	$707,765

Cost of sales	530,691	747,783	1,438,254

Gross loss	(292,926)	(455,717)	(730,489)

OPERATING EXPENSES:
General, selling and administrative expenses	4,181,805	6,054,480	15,579,023
Research and development	522,088	543,401	1,334,070
Impairment of goodwill	639,504	—	639,504
Depreciation and amortization	107,234	126,052	347,446

Total operating expenses	5,450,631	6,723,933	17,900,043

LOSS FROM OPERATIONS	(5,743,557)	(7,179,650)	(18,630,532)

Other income/(expense):
Interest income	—	145	55,384
Interest expense	(477,210)	(7,077)	(4,327,192)
Realized (loss) gain on sale of securities	(213,083)	20,957	(84,277)
Loss on sale of property, plant and equipment	(1,848)	—	(648)

Total other (expense) income	(692,141)	14,025	(4,356,733)

Net loss before provision for income taxes	(6,435,698)	(7,165,625)	(22,987,265)

Provision for income taxes	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,435,698)	$(7,165,625)	$(22,987,265)

Net loss per common share (basic and fully diluted)	$(0.32)	$(0.41)	$(1.40)

Weighted average number of shares outstanding (basic and fully diluted)	19,884,348	17,351,350	16,447,066

Comprehensive loss:
Net loss	$(6,435,698)	$(7,165,625)	$(22,987,265)
Unrealized (loss) gain on securities available for sale	197,801	(336,065)	(88,760)

Comprehensive loss	$(6,237,897)	$(7,501,690)	$(23,076,025)

See accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive loss	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

May 23, 2007, date of inception	11,000,000	$1,100	9,700,000	$970	—	$—	$—	$—	$—	$—	$—	$—	$—	$2,070
Common stock issued for services to be rendered	—	—	300,000	30	—	—	—	—	155,970	—	—	—	—	156,000
Common stock issued to acquire 11 Good’s Energy LTD	—	—	4,285,714	429	—	—	—	—	—	—	—	—	—	429
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	639,719	—	—	—	—	639,719
Increase in due from related party	—	—	—	—	—	—	—	—	—	(211,034)	—	—	—	(211,034)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(771,405)	(771,405)

Balance, December 31, 2007	11,000,000	1,100	14,285,714	1,429	—	—	—	—	795,689	(211,034)	—	—	(771,405)	(184,221)
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	613,254	—	—	—	—	613,254
Increase in due from related party	—	—	—	—	—	—	—	—	—	(297,654)	—	—	—	(297,654)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,064,728)	(2,064,728)

Balance, December 31, 2008	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive loss	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2009	11,000,000	$1,100	14,285,714	$1,429	—	$—	$—	$—	$1,408,943	$(508,688)	$—	$—	$(2,836,133)	$(1,933,349)
Beneficial conversion feature relating to the issuance of convertible notes	—	—	—	—	—	—	—	—	2,054,806	—	—	—	—	2,054,806
Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	2,540,290	6,477,739	—	—	—	—	—	—	—	6,477,739
Compensation of services by a related party	—	—	—	—	—	—	—	—	531,000	—	—	—	—	531,000
Compensation of services by a consultant	—	—	—	—	—	—	—	—	59,000	—	—	—	—	59,000
Sale of common stock	—	—	770,000	77	—	—	2,931,333	7,137,223	2,309,923	—	—	—	—	9,447,223
Fair value of options granted to directors	—	—	—	—	—	—	—	—	200,205	—	—	—	—	200,205
Increase in due from related party	—	—	—	—	—	—	—	—	—	(278,456)	—	—	—	(278,456)
Common stock re-acquired for cash	—	—	—	—	—	—	—	—	—	—	(450,000)	—	—	(450,000)
Common stock re-acquired for receivable due from related party and issuance of related party note	—	—	—	—	—	—	—	—	—	787,144	(850,000)	—	—	(62,856)
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	49,504	—	49,504
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,549,809)	(6,549,809)

Balance, December 31, 2009	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	$2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive loss	Accumulated Deficit during Development Stage	Total
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount

Balance, January 1, 2010	11,000,000	$1,100	15,055,714	$1,506	2,540,290	$6,477,739	2,931,333	$7,137,223	$6,563,877	$—	$(1,300,000)	$49,504	$(9,385,942)	$9,545,007
Common stock to be issued in exchange for convertible notes and accrued interest	—	—	—	—	8,223	20,970	—	—	—	—	—	—	—	20,970
Sale of common stock	—	—	—	—	—	—	276,000	805,846						805,846
Contribution of services by a related party	—	—	—	—	—	—	—	—	1,493,840	—	—	—	—	1,493,840
Advances to related party	—	—	—	—	—	—	—	—	—	(53,519)	—	—	—	(53,519)
Common stock re-acquired	—	—	—	—	—	—	—	—	—	—	(197,500)	—	—	(197,500)
Unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	(336,065)	—	(336,065)
Common stock issued in settlement of common stock subscriptions	—	—	5,755,847	575	(2,548,513)	(6,498,709)	(3,207,333)	(7,943,069)	14,441,203	—	—	—	—	—
Fair value of vesting options	—	—	—	—	—	—	—	—	34,091	—	—	—	—	34,091
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,165,625)	(7,165,625)

Balance, December 31, 2010	11,000,000	$1,100	20,811,561	$2,081	—	$—	—	$—	$22,533,011	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,147,045

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM MAY 23, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

													Accumulated Deficit during Development Stage
	Preferred		Common		Common stock subscribed Convertible Notes		Common stock Subscribed		Additional Paid in Capital	Due from Related party	Treasury Stock	Other Comprehensive loss
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount						Total

Balance, January 1, 2011	11,000,000	$1,100	20,811,561	$2,081	—	$—	—	$—	$22,533,011	$(53,519)	$(1,497,500)	$(286,561)	$(16,551,567)	$4,147,045
Advances to related party	—	—	—	—	—	—	—	—	—	(55,000)	—	—	—	(55,000)
Sale of common stock	—	—	45,000	5	—	—	—	—	224,995	—	—	—	—	225,000
Unrealized gain on securities available for sale	—	—	—	—	—	—	—	—	—	—	—	197,801	—	197,801
Common stock subscribed	—	—	—	—	—	—	90,000	270,000	—	—	—	—	—	270,000
Beneficial conversion feature and value of warrants in conjunction with debt	—	—	—	—	—	—	—	—	517,055	—	—	—	—	517,055
Fair value of vesting options	—	—	—	—	—	—	—	—	1,578,899	—	—	—	—	1,578,899
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,435,698)	(6,435,698)

Balance, December 31, 2011	11,000,000	$1,100	20,856,561	$2,086	—	$—	90,000	$270,000	$24,853,960	$(108,519)	$(1,497,500)	$(88,760)	$(22,987,265)	$445,102

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From May 23, 2007 (date of inception) through December 31, 2011
	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss for the period	$(6,435,698)	$(7,165,625)	$(22,987,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373,893	401,329	919,231
Amortization of debt discount	302,771	—	3,610,548
Equity compensation of services by a related party	—	1,493,840	2,024,840
Equity compensation of services to consultant	—	—	59,000
Fair value of warrants issued in connection with related party debt	139,145	—	139,145
Fair value of options issued for services	1,578,899	34,091	1,813,195
Impairment of goodwill	639,504	—	639,504
Loss on sale of property and equipment	1,848	—	648
Realized loss (gain) on sale of securities available for sale	213,083	(20,957)	84,277
Changes in operating assets and liabilities:
Inventory	301,317	(350,260)	(297,186)
Accounts receivable	7,895	(4,450)	(43,906)
Other current assets	(704)	243,697	132,332
Accounts payable and accrued liabilities	938,970	132,357	1,402,954

Net cash used in operating activities	(1,939,077)	(5,235,978)	(12,502,683)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	19,500	—	22,700
Purchase of property, plant and equipment	—	(149,073)	(3,039,723)
Payments for acquisition of patent	(21,602)	(58,272)	(79,874)
Proceeds from sale of securities available for sale	560,768	342,995	1,108,515
Purchase of securities available for sale	—	(254,369)	(1,282,492)

Net cash provided by (used in) investing activities	558,666	(118,719)	(3,959,826)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from shareholder	(55,000)	(53,519)	(895,663)
Proceeds from related party advance	67,427	—	67,427
Proceeds from common stock subscription and sale of common stock	495,000	805,846	10,748,069
Proceeds from issuance of convertible notes	550,000	—	8,589,323
Proceeds from related party note payable	306,000	—	331,000
Purchase of treasury stock	—	(197,500)	(647,500)
Payments of related party note payable	—	(25,000)	(25,000)
Payments of notes payable	—	—	(84,322)
Payments of convertible notes	—	(15,000)	(1,710,000)

Net cash provided by financing activities	1,363,427	514,827	16,375,404

Net (decrease) increase in cash and cash equivalents	(16,984)	(4,839,870)	12,895
Cash and cash equivalents at beginning of period	29,879	4,869,749	—

Cash and cash equivalents at end of period	$12,895	$29,879	$12,895

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Common stock issued in exchange for convertible note and accrued interest	$—	$20,970	$6,498,709
Common stock subscribed for conversion of convertible notes	$—	$6,498,709	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$—	$787,144
Beneficial conversion feature and value of warrants in conjunction with debt	$517,055	$—	$517,055

See the accompanying notes to these consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

11 Good Energy, Inc. (the “Company”, “We”, “Us”, “Our”) was incorporated under the laws of the State of Delaware on May 23, 2007. The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and is developing alternative fuel sources, particularly the manufacture and distribution of Bio-fuel products for diesel engine applications. To date, the Company has generated minimal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2011, the Company has accumulated a deficit through its development stage of $22,987,265.

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

The allocation of the purchase price is as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

During the year ended December 31, 2011, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of the year. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2011 and therefore recorded an impairment charge to current period operations of $639,504 ($0.03 per share) reducing the carrying value to $0.0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Unaudited proforma information for the acquisition of 11 Good’s has not been presented at the acquisition is not significant to the result of operations for the period from May 23, 2004 (date of inception) through December 31, 2011.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition

The Company recognize revenue from product sales in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. For criteria (1) the Company generate a sales order and a shipping document defining number of gallons of fuel ordered, delivery and payment terms based on standing customer data and the customers purchase order. For criteria (2) the Company ensure delivery has occurred by documented delivery terms defining where the customer accepts the fuel delivery. Fuel stored off site by the company remains as inventory until the customer receives the fuel from the offsite storage facility. For criteria (3) management determines the selling price based on feedstock costs and the Company’s desired margin level. The Company’s selling price fluctuates as feedstock prices increase or decrease, primary the cost of soybean oil. Currently, management determines the Company’s selling price on a weekly basis. For criteria (4) the Company establish creditworthiness of the customer based on a review of established credit limits and current financial health of the entity placing the fuel order. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although the Company have not experienced any such items to date and do not expect any significant provisions in the future. The Company has no discount, rebate or warranty programs. Payments received in advance are deferred until revenue recognition is appropriate. The Company has no post-delivery obligations related to our products.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 13 for further discussion regarding fair valuation.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $-0- as of December 31, 2011 and 2010.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company incurred expenditures of $522,088, $543,401 and $1,334,070 on research and product development for the years ended December 31, 2011, 2010 and from May 23, 2007 (date of inception) through December 31, 2011, respectively.

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
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Comprehensive income (loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (Loss) (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Loss per share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings (loss) per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. As of December 31, 2011 and 2010, common equivalent shares of 4,560,663 and 6,404,029, respectively, are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

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
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

As a result of the acquisition 11 Good’s Energy LTD on October 23, 2007, the Company acquired goodwill in the aggregate amount of $639,504.

During the year ended December 31, 2011, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of the year. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2011 and therefore recorded an impairment charge to current period operations of $639,504 ($0.03 per share) reducing the carrying value to $0.0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Concentrations of credit risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

During the year ended December 31, 2011, the Company had sales to one customer that represented approximately 50% of consolidated revenue. Accounts receivable due from this customer amounted to $27,046 or 62% of the consolidated accounts receivable.

During the year ended December 31, 2010, the Company had sales to two customers that represented approximately 46% and 27% (respectively) of consolidated revenue. Accounts receivable due from these customers amounted to $37,992 or 73% of the consolidated accounts receivable.

During the year ended December 31, 2011, the Company purchased approximately 5.5% of consolidated cost of sales of its product from its one vendor.

During the year ended December 31, 2010, the Company purchased approximately 57%, 26% and 10% of consolidated cost of sales of its product, respectively, from its three largest vendors. The loss of any of these vendors could have a material adverse impact on the operations of the Company.

Dependency on key management

The Company has entered into an agreement with its Chief Executive Officer, Frederick C. Berndt, and with its Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company following shortly after the filing of this Form 10-K. Gary R. Smith, Chief Operating Officer and a directors, has tentatively agreed to act as interim Chief Executive Officer. E. Jamie Schloss, a director of the Company, has tentatively agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. The Company can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 505-50. From May 27, 2007 (date of inception) through December 31, 2011, the Company granted an aggregate of 585,000 options to acquire the Company’s common stock. For the years ended December 31, 2011 and 2010, the Company charged $1,578,899 and $34,091 to current period operations for vesting employee options.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $6,435,698 and used of $1,939,077 in cash for operating activities for the year ended December 31, 2011, incurred negative working capital (current liabilities exceeded current assets) of $1,804,369 and deficit accumulated during development stage of $22,987,265 as of December 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 3 – INTANGIBLE ASSETS (CONT’D)

During the year ended December 31, 2011, the Company management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of the year. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value for the year ended December 31, 2011 and therefore recorded an impairment charge to current period operations of $639,504 ($0.03 per share) reducing the carrying value to $0.0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of December 31, 2011 and 2010, inventories are comprised of the following:

	2011	2010

Raw materials	$240,223	$351,874
Finished fuel	83,199	272,865

Total	$323,422	$624,739

NOTE 5 – OTHER CURRENT ASSETS

Other current assets as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Prepaid fuel/product testing	$—	$19,637
Prepaid insurance	17,553	—
Prepaid other expenses	8,125	5,337

Total	$25,678	$24,974

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	2011	2010

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	45,213	131,225
Computer equipment and software	102,846	148,300
Web design	51,505	51,505

Total	2,968,677	3,100,143
Less accumulated depreciation	801,243	537,468

Net	$2,167,434	$2,562,675

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONT’D)

The Company retired fully depreciated fixed assets in an aggregate of $62,754. The Company also recorded a loss on disposal of fixed assets of $1,848 from the sale of automobiles with recorded gross value of $68,712 during the year ended December 31, 2011.

Depreciation expense was $393,393 and $401,329 for the year ended December 31, 2011 and 2010, respectively, of which $266,659 and $275,277 was included as part of cost of sales, respectively.

NOTE 7 – AVAILABLE-FOR-SALE SECURITIES

Cost and fair value of marketable equity securities at December 31, 2011 and 2010 are as follows:

	2011	2010

Available for sale securities:
Equity securities:
Fair value	$940	$576,990

Total (losses) in accumulated other comprehensive income	$(88,760)	$(286,561)

During the year ended December 31, 2011 and 2010, the Company sold securities for $560,767 and $342,995 and realized an aggregate (loss) gain of $(213,083) and $20,957 with the sales of marketable securities, respectively. Unrealized losses are accounted for as other comprehensive income (loss).

NOTE 8 – CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable as of December 31, 2011 and 2010 are as follows:

	2011	2010

Senior convertible note, 11% per annum, due December 31, 2011, currently in default	$250,000	$—
Senior convertible note, 11% per annum, due December 31, 2011; currently in default	100,000	—
Senior convertible note, 11% per annum, due March 8, 2012, net of deferred debt discount of $75,139(1)	124,861	—

Total	474,861	—
Less current portion	474,861	—

Long term portion	$—	$—

(1)  As of March 8, 2012, this note went into default. As of the date of this filing the note remains in default.

During the year ended December 31, 2011 the Company issued an aggregate of $550,000 in unsecured Convertible Promissory Notes that mature from December 31, 2011 to March 8, 2012. The Promissory Notes bear interest at a rate of 11% per annum and will be convertible into 183,333 shares of the Company’s common stock, at a conversion rate of $3.00 per share. Interest can also be converted into common stock at the conversion rate of $3.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 267,500 warrants to purchase the Company’s common stock from $3.00 to $7.50 per share over 2 to 3 years.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONT’D)

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $188,955 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.

In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 267,500 shares of the Company’s common stock from $3.00 to $7.50 per share. The warrants expire two to three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $188,955 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.31% to 0.50%, a dividend yield of 0%, and volatility of 108% to 129.65%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period as interest expense.

The Company amortized debt discount of $302,771 to current period operations as interest expense for the year ended December 31, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to related party

During the year ended December 31, 2011, the Company’s officers advanced an aggregate of $67,427 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand.

Notes payable, related party

A summary of notes payable, related party as of December 31, 2011 and 2010 are as follows:

	2011	2010

Note payable, issued May 15, 2011 with interest at 9% per annum, due on demand,unsecured	$50,000	$—
Note payable, issued August 5, 2011 with interest at 6% per annum, due on demand,unsecured	100,000	—
Note payable, issued August 11, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	—
Note payable, issued August 19, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	—
Note payable, issued November 21, 2011 with interest at 6% per annum, due on demand, unsecured	20,000

Total	306,000	—
Less current portion	306,000	—

Long term portion	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 – RELATED PARTY TRANSACTIONS (CONT’D)

In connection with the issuance of the August promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 180,000 shares of the Company’s common stock at $3.00 per share. The warrants expire three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $139,145 to additional paid in capital and a charge to current period interest. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 0.34% to 0.49%, a dividend yield of 0%, and volatility of 126.31% to 127.23%.

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

Receivable from purchase of treasury stock

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

During the year ended December 31, 2011, the Company advanced an additional $55,000 to acquire the Company’s common stock (treasury stock). As of December 31, 2011 and 2010, the common stock has not been received and accordingly was accounted for as due from shareholder and included in the stockholders’ equity.

Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet is presented as a deduction from stockholders’ equity. This is also consistent with Rule 5-02.30 of Regulation S-X of the Code of Federal Regulations.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 – CAPITAL STOCK

Preferred stock

On June 22, 2007, the Board of Directors designated 11,000,000 shares as Series A preferred stock (“Series A Preferred Stock”), with a par value of $0.0001 per share. This is the total number of authorized preferred Series A shares outstanding. The preferred stock is not entitled to any preference upon liquidation, dividend rights and has no conversion rights into the Company’s common stock. The Series A Preferred Stock is entitled to one vote equivalent to one share of common stock on the record date for the vote or consent of shareholders, and with respect to such vote, each holder of Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock.

On June 22, 2007, the Company issued at par value an aggregate of 11,000,000 shares of preferred stock to founders for activities prior to the formation of the Company and relating to its incorporation.

As of December 31, 2011 and 2010, there were 11,000,000 Series A preferred stock issued and outstanding.

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

On June 27, 2007, the Company issued an aggregate of 300,000 shares of common stock in exchange for future services valued at $156,000. The fair value of the common stock was determined based upon the quoted market price on the date of issuance of the shares. Management assumes all responsibility for the amounts recorded as a result of the consulting services performed.

On October 23, 2007, the Company issued an aggregate of 4,285,714 shares of its common stock in connection with the acquisition of 11 Good’s at par value.

Between August 2009 and February 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010. Between April and May 2011, the Company received additional gross proceeds of $225,000 from the sale of 45,000 shares of Common Stock at $5.00 per share and two year Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013. Between July 2011 and December 2011, the Company received $270,000 from the sale of 90,000 shares of common stock at $3.00 per share and Warrants to purchase 90,000 shares, exercisable at $5.00 per share from two years from the date of issuance. The 90,000 shares of common stock have not been issued as of December 31, 2011 and were accounted for as common stock subscription payable, which have been issued March 20, 2012.

As of December 31, 2011 and 2010, there were 20,856,561 and 20,811,561 shares issued and 19,901,238 and 19,856,239 shares outstanding; respectively.

NOTE 11 – OPTIONS AND WARRANTS

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees at December 31, 2011:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – OPTIONS AND WARRANTS (CONT’D)

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	150,000	1.50	$3.00	70,833	$3.00
$5.00	750,000	2.57	5.00	750,000	5.00

Total	900,000	2.54	$4.95	820,833	$4.82

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding December 31, 2010	—	$—
Granted	900,000	4.95
Exercised	—	—
Expired	—	—

Outstanding, December 31, 2011	900,000	$4.95

During the year ended December 31, 2011, the Company granted an aggregate of 900,000 non employee stock options in connection services rendered at the exercise prices of $3.00 to $5.00 per share.

The fair values of the vesting non employee options for the year ended December 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 108.0% to 160.0%; and Risk free rate: 0.25% to 1.02%.

The fair value of all non employee options vesting during the year ended December 31, 2011 of $1,534,581 was charged to current period operations.

Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees at December 31, 2011:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	500,000	0.55	$3.00	500,000	$3.00
5.00	35,000	2.47	5.00	17,500	5.00

Total	535,000	0.68	$3.13	517,500	$3.07

Transactions involving stock options issued to employees are summarized as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – OPTIONS AND WARRANTS (CONT’D)

	Number of Shares	Weighted Average Price Per Share

Outstanding, December 31, 2009:	500,000	$3.00
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding December 31, 2010	500,000	3.00
Granted	35,000	5.00
Exercised	—	—
Expired	—	—

Outstanding, December 31, 2011	535,000	$3.13

During the year ended December 31, 2011, the Company granted 35,000 employee stock options in connection with services rendered at the exercise price of $5.00 per share.

The fair values of the employee options for the year ended December 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 108.0% and Risk free rate: 1.02%.

The fair value of all employee options vesting during the year ended December 31, 2011 of $44,318 was charged to current period operations.

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.55	3,519,830	0.73	$2.55	3,519,830	$2.55
3.00	360,000	1.99	3.00	360,000	3.00
4.50	2,383,599	0.96	4.50	2,383,599	4.50
5.00	62,500	1.50	5.00	62,500	5.00
7.50	47,500	1.64	7.50	47,500	7.50

	6,373,429	1.25	$3.30	6,373,429	$3.30

Transactions involving warrants issued are summarized as follows:

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 – OPTIONS AND WARRANTS (CONT’D)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	3,228,523	$2.55
Issued	2,674,906	4.29
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2010:	5,903,429	3.34
Issued	470,000	3.15
Exercised	—	—
Canceled or expired	—	—

Outstanding at December 31, 2011:	6,373,429	$3.30

During the year ended December 31, 2010, in connection with the sale of the common stock, the Company issued an aggregate of 2,674,906 warrants to shareholders and placement agent to purchase the Company ‘s common stock from $2.55 to $4.50 per share expiring from June 2012 to April 2015.

During the year ended December 31, 2011, in connection with the sale of the common stock, the Company issued an aggregate of 22,500 warrants to shareholders to purchase the Company’s common stock for $7.50 per share expiring in June 2013 and paid $22,500 commission to the placement agent (See Note 10).

In connection with the issuance of convertible notes (see Note 8 above), the Company issued detachable warrants during the year ended December 31, 2011 granting the holders the right to acquire an aggregate of 267,500 shares of the Company’s common stock at $3.00 to $7.50 per share. The warrants have expiration dates between two to three years from the date of issuance. The Company valued the warrant commitments in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.31% to 0.50%, a dividend yield of 0%, and volatility of 108% to 129.65%. The debt discount attributed to the value of the warrant commitment issued is amortized over the notes’ maturity period as interest expense.

In connection with the issuance of related party notes (see Note 9 above), the Company issued 180,000 detachable warrants during the year ended December 31, 2011 granting the holder the right to acquire an aggregate of shares of the Company’s common stock at $3.00 to $7.50 per share. The warrants expire three years from the date of issuance. The Company valued the warrant commitments in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.34% to 0.49%, a dividend yield of 0%, and volatility of 126.31% to 127.23%. The value of the warrant commitment issued was charged to current period operations as interest expense.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

The Company entered into employment agreements with certain officers and employees of the Company each for a term ranging from 12 to 36 months. Total annual base salaries under these agreements are $551,000.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONT’D)

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

The Company had entered into consulting agreements with individuals responsible for creating political liaisons, government agency and investor relations. The agreements are generally for a term of one year or less from inception and renewable unless either the Company or the consultant terminates such agreement by written notice. The Company incurred $792,696 and $1,643,161 in fees to these individuals for the years ended December 31, 2011 and 2010, respectively, in a consulting role.

As of December 31, 2011 and 2010, all commitments for business consulting services has expired and are on a month to month basis.

Lease contracts

The Company leased its office space and warehouse facility for $4,501 per month through August 31, 2011, month to month thereafter. The Company has determined not to record deferred rent in order to recognize rent expense over the term of the lease on a straight line basis, as the amount has been determined to be immaterial to the overall consolidated financial statements. Rent expense for the twelve months ended December 31, 2011 and 2010 was $54,000 and $62,917, respectively. The renegotiated lease payments are reflected in the table below.

The Company also leases rail cars for storing and shipping finished fuel. The lease term for each rail car expires periodically in 2012.

Future minimum lease payments are as follows for the years ending December 31:

Year ended December 31,
2012	$98,212
2013	42,762

Total	$140,974

Litigation

In September 2011, William L. Miller “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio, against Frederick C. Berndt and 11 Good Energy, Inc. “Defendants” Plaintiff alleges that Mr. Berndt incurred charges for expenses relating to the business of the Corporation utilizing Plaintiff’s credit card account with American Express, which card Plaintiff allegedly permitted Mr. Berndt to utilize so long as Defendants would repay Plaintiff prior to the time he became liable for interest and penalties. The cause of action for breach of contract and unjust enrichment seeks the return of approximately $81,000 allegedly loaned by Plaintiff to the Defendants. From monies the Company owes Frederick C. Berndt, the Company recorded the $81,000 liability due to the filed judgment Mr. Berndt has agreed to reduce the balance due to him in the amount of $81,000 from the funds he advanced to the Company. In 2012, the Company paid approximately $11,000 to Mr. Miller and Mr. Berndt paid approximately $13,500 to Mr. Miller. The Company anticipates this liability to be paid in 2012, either through the Company or Mr. Berndt personally.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONT’D)

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings other than described above that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$940	$940	$—	$—

Total	$940	$940	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 – FAIR VALUE (CONT’D)

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of December 31, 2011:

Balance, December 31, 2010:	$576,990
Securities sold	(773,851)
Unrealized gain	(197,801)

Balance, December 31, 2011	$940

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

The fair value of the assets, securities available for sale, at December 31, 2011 was grouped as Level 1 valuation as the market price was readily available.

NOTE 14 – INCOME TAXES

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

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,404,904, of which $7,020,406 expiring through the year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of December 31, 2011 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 14 – INCOME TAXES (CONT’D)

At December 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2031	$16,404,904

Tax Asset	5,741,716
Less valuation allowance	(5,741,716)

Balance	$—

Net operating loss carry forwards 2007	$638,693
Net operating loss carry forwards 2008	1,060,683
Net operating loss carry forwards 2009	3,910,122
Net operating loss carry forwards 2010	7,020,406
Net operating loss carry forwards 2011 (estimated)	3,775,000

Balance	$16,404,904

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2011 and 2010, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2011	2010

Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%

Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2011	2010

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$4,260,794	$3,052,903
Depreciation	44,136	44,136
Travel and entertainment	84,214	76,825
Debt Discount	1,263,692	1,157,722
Deferred compensation and taxes	88,880	88,880

Subtotal	5,741,716	4,420,466
Valuation allowance	5,741,716	4,420,466

Net Deferred Tax Asset (Liability)	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 15 – SUBSEQUENT EVENTS

Litigation

In January 2012, the Company issued a convertible note for $100,000 exercisable at $3.00 per share and 60,000 warrants to purchase common stock at $5.00 per share. The note is due on April 18, 2012 and charges 11% interest.

In February 2012, a stockholder “Plaintiff” commenced a lawsuit against the Company and other Defendants in the Circuit Court in Orange County, Florida. The lawsuit pertains to the stockholders’ investment of $400,000 in the Company’s securities. Prior to the filing of the lawsuit, the Company verbally agreed with the stockholder to return his $400,000 in periodic payments against the return and cancellation of the related securities. The Company made payment of $108,519 before ceasing of making any additional payments. The Plaintiff has failed to return to the Company the securities which relate to the monies received by Plaintiff. Plaintiff is alleging fraud in the inducement as it pertains to his investment in the Company as well as fraudulent and negligent misrepresentations, breach of contract and conversion. Plaintiff is seeking damages which include, but are not limited to $400,000 (less payments received by plaintiff), attorney, court costs and interest. The Company anticipates that upon receipt of funding and/or its common stock begins trading on a public market, this shareholder would be able to sell their common stock. In the absence of a public market, the Company may purchase the shares back from the investor and record the shares to Treasury Stock as we have with the $108,519 paid to date.

On March 7, 2012, Jason A. Weiss “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio against Defendants, 11 Good Energy and Frederick C. Berndt “Defendants”. Mr. Weiss alleges that he was employed by the Company for a term of one year at a salary of $15,000 per month, that he was entitled to receive relocation expenses and reimbursement of certain expenses and he was entitled to receive 130,000 shares of Common Stock of the Company upon his commencing of employment with Defendant, 11 Good Energy, in January 2011. Plaintiff alleges that Defendants made various representations to him pertaining to his employment and otherwise which were false and misleading. Plaintiff is suing the Defendants for breach of contract, unjust enrichment, promissory estoppel, fraudulent inducement, seeking to pierce the corporate veil, wrongful termination in violation of public policy and Defendants’ liability under the whistle blower provisions of Ohio law. The amount of money being sought by Plaintiff will be the amount allegedly damaged and proven at trial. The Company believes this suit to be from a disgruntled former consultant. We had no written agreement with Mr. Weiss and worked with him on certain marketing efforts on the condition of performance. He performed none of his promised actions and we terminated our relationship with the Plaintiff. The Company plans to vigorously contest these allegations and is contemplating a countersuit for damages to the Company.

On March 8, 2012 a convertible note payable for $200,000 exercisable at $3.00 per share and paying 11% interest entered into default. As of the date of this filing, the note remains in default.

On April 9, 2012, the Company entered into an agreement with its Chief Executive Officer, Frederick C. Berndt, and with its Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company following shortly after the filing of this Form 10-K. Gary R. Smith, Chief Operating Officer and a directors, has tentatively agreed to act as interim Chief Executive Officer. E. Jamie Schloss, a director of the Company, has tentatively agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. We can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or “1934 Act,” is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to help ensure such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the year ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, Management concluded that our disclosure controls and procedures were not effective based on certain respects, as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct Management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidate financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, Management believes that, despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

During the fiscal year ended December 31, 2011, there have been no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9.B. Other Information

          Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed with the SEC on or before April 30, 2012, or filed in an amendment to this Form 10-K prior to April 30, 2012.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed with the SEC on or before April 30, 2012, or filed in an amendment to this Form 10-K on or before April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed with the SEC on or before April 30, 2012, or filed in an amendment to this Form 10-K on or before April 30, 2012.

Item 13. Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed with the SEC on or before April 30, 2012, or filed in an amendment to this Form 10-K on or before April 30, 2012.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed with the SEC on or before April 30, 2012, or filed in an amendment to this Form 10-K on or before April 30, 2012.

Part IV

Item 15. Exhibits and Financial Statement Schedules

          (a) Financial Statements

               The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-31, and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010:

          Reports of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statement of Stockholders’ Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits were previously filed under a Form S-1 Registration Statement, file No. 333-166149 unless otherwise noted:

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jessup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease
Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

21.1	Subsidiary of Registrant

31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Principal Executive Officer and Principal Financial Officer Section 1350 Certification (*)

101.INS XBRL	Instance Document (**)
101.SCH XBRL	Taxonomy Extension Schema Document (**)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (**)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (**)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (**)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (**)

* Filed herewith.
** Furnished herewith

SIGNATURES

          Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

11 Good Energy, INC.

By:	/s/ Frederick C. Berndt

Frederick C. Berndt, Chairman of the
Board and Principal Executive Officer

Dated: Canton, Ohio
April 16, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Frederick C. Berndt	Chairman of the Board Principal Executive Officer	April 16, 2012

Frederick C. Berndt

/s/ Daniel T. Lapp	Principal Financial Officer Secretary and Treasurer	April 16, 2012

Daniel T. Lapp

/s/ Gary R. Smith	Director and Chief Operating Officer	April 16, 2012

Gary R. Smith

/s/ John D. Lane	Director	April 16, 2012

John D. Lane

/s/ E. Jamie Schloss	Director	April 16, 2012

E. Jamie Schloss

/s/ Antonio	Director	April 16, 2012
Marquez

Antonio Marquez

The aforementioned directors represent all the current members of the Board of Directors.