Form 10-K/A
period 2011-12-31
11 GOOD ENERGY INC
filed 2012-04-27
CIK 1408597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___	Commission File Number: 000-54132

11 GOOD ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0299315

(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4450 Belden Village Street, N.W., Suite 800
Canton, OH	44718

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(330) 492-3835

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ (Note: The Registrant has filed its interactive data with the SEC, but has not yet posted the interactive data on its website, which it intends to do in the near future.)

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

The number of shares issued and outstanding of the Registrant’s Common Stock as of April 27, 2012, was 17,991,238, which gives effect to the return to treasury of 2,000,000 shares of Common Stock by Frederick C. Berndt. See “Item 13.”

Explanatory Note

          On April 16, 2012, 11 Good Energy, Inc. (hereinafter referred to as the “Company” or “Registrant”) filed its Form 10-K for its fiscal year ended December 31, 2011. Omitted from the filing was information required by Part III of the Form 10-K rules and regulations. The Registrant is required on or before April 30, 2012 to file its definitive Proxy Statement containing the information required by Part III of the Form 10-K or to file an amended Form 10-K containing this information. The purpose of this amended Form 10-K is to file the required Part III information, which information is contained below.

PART III

          In April 2012, Frederick C. Berndt and Daniel T. Lapp as part of a management restructuring agreed to resign from the Board of Directors and from their positions as Chief Executive Officer and Chief Financial Officer, respectively, upon the filing of this Amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2011. At that time, Gary R. Smith agreed to become Interim Chief Executive Officer and E. Jamie Schloss agreed to become Interim Chief Financial Officer of the Company and, in the case of Mr. Schloss, subject to the Company entering into an agreement to compensate him for his time. Items 10-14 below provide information on both the current officers and directors of the Company on the filing date of this amended Form 10-K as well as the anticipated changes to Management and the Board which are known as of the filing date of this amended Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

          The names, ages and principal occupations of the Company’s present officers and directors are listed below.

Name (1)	Age	First Became Director and/or Officer	Position

Frederick C. Berndt (2)	37	2007	Chief Executive Officer, President and Chairman of the Board

Gary R. Smith (2)	69	2009	Chief Operating Officer, Director

Daniel T. Lapp (2)	42	2007	Chief Financial Officer, Director

John D. Lane	65	2009	Director

E. Jamie Schloss (2)	69	2012	Director

Antonio Marquez	32	2012	Director

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(2)

In April 2012, Frederick C. Berndt and Daniel T. Lapp as part of a management restructuring agreed to resign from the Board of Directors and from their positions as Chief Executive Officer and Chief Financial Officer, respectively, upon the filing of this Amendment to the Company’s Form 10-K for the fiscal year ended December 31, 2011. At that time, Gary R. Smith agreed to become Interim Chief Executive Officer and E. Jamie Schloss agreed to become Interim Chief Financial Officer of the Company. The Company intends to interview candidates to become permanent Chief Executive Officers and Chief Financial Officers of the Company. It is anticipated that upon these replacements being hired by the Company that Mr. Smith will retire from the Company and serve as a consultant. The Company will also seek to replace the vacancies on the board served by the resignations of Messrs. Berndt and Lapp, as well as the anticipated resignation of Mr. Smith. We can provide no assurances that candidates satisfactory to the Company will be obtained by the Company to fill the director vacancies and management positions. It should be noted that the Company’s executive officers serve at the pleasure of the board and may be removed either with or without cause by the board of directors (subject to their contractual rights), and a successor elected by a majority of the board of directors at any time.

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

In 1998, Mr. Smith joined High Plains Corporation, an ethanol manufacturer, for the purpose of restructuring the company. Mr. Smith coordinated Abengoa’s acquisition of High Plains Corporation and as a result of Mr. Smith’s leadership in the deal, per share value of High Plains increased from $.69 to $5.64, the amount Abengoa offered per share for High Plains Corporation. After the successful restructuring and sale of High Plains in 2002, Mr. Smith decided to leave the company and pursue other interests, leaving behind the solid management team that he created. He was a member of the Abengoa Board of Directors for three years. He also served two terms as Chairman of the Renewable Fuels Association in 2000 and 2001. From May 2002 through March 2009, Mr. Smith served as Chief Executive Officer of Signa Stortech Systems, a metal manufacturing company. Today, Mr. Smith lives in Canton, Ohio and serves on the Board of Directors for the Professional Football Hall of Fame. Since March 1, 2009, Mr. Smith serves as Chief Operating Officer and as a Director for 11 Good Energy, Inc. As Chief Operating Officer, Mr. Smith’s duties include providing strategic planning advice in the areas including, but not limited to, marketing strategies; developing strategic alliances with suppliers, affiliations, and end users; assisting in attracting key personnel; general business consulting and operations. Mr. Smith’s experience with an ethanol manufacturer as well as serving as chairman of the Renewable Fuels Association, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

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

John D. Lane

Mr. Lane entered the securities industry in May 1969 with a bank-trading firm in New Jersey. He founded Lane Capital Markets, LLC in 2001 as an Investment Banking Partnership. Mr. Lane has managed/co-managed over 45 IPO or secondary transactions and has participated in hundreds of underwriting and selling groups since the early 1990’s. Prior to forming Lane Capital Markets, he held the position of Managing Director of Capital Markets at a New York based firm in Fairfield County, Connecticut. He has been associated with several major firms including Boettcher & Co., Advest & Co. and Dain Rauscher. Mr. Lane has served as officer, director, owner, trader, department manager, corporate finance director and syndicate manager. He has been active in several Fairfield County organizations. Mr. Lane has been quoted in Business Week, Barron’s, Forbes, Investment Dealer Digest, The New York Times, The Wall Street Journal, Entrepreneurial Magazine and several other business publications. Mr. Lane served as a Director of the National Investment Bankers Association between 1991-1995 and has served as a Director and Advisor to several boards. He has spoken publically on issues facing the changing securities industry. Having traveled several times to Washington, D.C., he has lobbied on behalf of the securities industry. Mr. Lane has specifically dealt with issues and challenges facing small broker dealers and their ability to compete in the capital raising process. Mr. Lane has been an active member of several SIFMA committees, including the SIFMA Small Firms Committee, in which he was Chairman in 1994, the SIFMA Membership Committee, in which he was Chairman for several terms, and also served three years on the SIFMA Syndicate Committee. Mr. Lane served as District Chairman, for several years, of the Security Industry Association’s New England district. In 1996, John traveled to China with SIFMA, representing small firms, for 17 days as a guest of the Chinese government to meet with banks, brokerage firms and the government to discuss experiences in the capital-raising arena and several topics regarding the securities business.

Mr. Lane had, for several years, served as a FINRA mediator working to resolve industry disputes. Mr. Lane was appointed to a three-year term to serve as Chairman in 2002 on the FINRA District Business Conduct Committee out of Boston, MA. Mr. Lane completed a three year term on the FINRA Small Firm Advisory Board, which meets and recommends solutions to industry issues and their impact on regional and small broker/dealers. Also, Mr. Lane has completed a three year term on the FINRA Corporate Finance Committee and has been active in crafting a policy on the hot topic of research analyst payment for deal gathering. Mr. Lane worked for two years toward the restructuring of the recently adopted FINRA’s Corporate Finance Rules. Mr. Lane was elected to a one year term on the FINRA Advisory Board in 2002, meeting on national issues affecting the securities industry. In September 2002 Mr. Lane was appointed to the FINRA Nominating Committee, and served as Chairman in 2003 representing the Boston District. Mr. Lane was appointed, in January 2003, to serve on the standing FINRA consultive committee set up to provide input to FINRA staff on the investigations of disciplinary matters involving emerging regulatory issues, standards of practices, new practices and market and securities industry issues where industry expertise would be of value. Mr. Lane currently serves on our 11Good Energy board and the board of Cachet Financial Solutions as well as a consultant to several additional companies. Outside of serving as an independent business consultant, Mr. Lane is currently retired.

E. Jamie Schloss

On February 2012, E. Jamie Schloss, agreed to join 11 Good Energy, Inc.’s Board of Directors. Mr. Schloss, age 69, was a certified public accountant for more than 30 years before joining the board of Directors of Surge Global Energy, Inc. from October, 2004 to July, 2006 and was reappointed to the Surge Board in February, 2008. Mr. Schloss served as Chief Financial Officer of Surge Global from December 2005 to June 2006 and has served as its Chief Executive Officer and Chief Financial Officer from February, 2008 until the present time.

Prior to his positions with Surge, Mr. Schloss’ company, Castle Rock Resources, Inc., raised funds and participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000. Castle Rock continues to own and manage a well in south Texas which has been producing oil and gas for more than 18 years.

Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York City. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios.

Antonio Marquez

In February 2012, J. Antonio Marquez, agreed to join the Board of Director’s for 11 Good Energy, Inc. J. Antonio Marquez serves as Principal and Managing Partner of Quez Capital Interests and Managing Member of LLJ Quez Hispanic Multifamily Venture, which is a multifamily joint venture with LM Capital, a $6 billion investment management firm. He is responsible for strategic planning, capital formation, and sourcing of acquisition opportunities. He also is involved in business plan development on new acquisitions relative to value add strategy implementation and Hispanic marketing efforts.

Mr. Marquez has 15 years of experience with his family’s group of companies targeting the Hispanic demographic including grocery distribution operations consisting of 400 diesel-consuming vehicles at 22 divisions throughout the country and dairy product manufacturing facility in Central California which consumes 2 million pounds of milk per day. He has been involved in over $130MM in commercial/multifamily real estate transactions working with GE Capital, Goldman Sachs, and Principal Real Estate Investors. He has over 10 years of experience managing his family’s commercial portfolio totaling over 1.2 million square feet of office, retail, and industrial space and valued over $110MM.

Mr. Marquez graduated cum laude from California Polytechnic – San Luis Obispo and attended the University of Southern California’s Lusk Center for Real Estate where he focused his postgraduate studies in urban real estate with emphasis in affordable/workforce housing through the Stan Ross Program in Real Estate.

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

Director Qualifications and Diversity

Following the filing of this amended Form 10-K, the Company is seeking to fill various vacancies to the Board of Directors. Ideally, the Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the natural resources, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. We can provide no assurances that new directors who join our Board of Directors will be deemed to be independent directors, financial experts and to otherwise meet all the ideal qualifications referenced above.

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

Following the filing of this amended Form 10-K, the Company is seeking to fill vacancies in its Board of Directors. It is not known at this time whether the new Chief Executive Officer would also serve as Chairman of the Board.

     Code of Ethics

          As a smaller reporting company, we have not adopted a written code of ethics. In the future, the Company may adopt a written code of ethics that applies to the Company’s executive officers which would be designed to deter wrongdoing and to promote:

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

Compliance with Section 16(a) of the Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2011, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge, except that Messrs. Berndt and Smith each filed one Form 4 late.

Item 11. Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal year ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the company during fiscal year 2011; (2) the company’s most highly compensated (up to a maximum of two) executive officers as of December 31, 2011 with compensation during fiscal year 2011 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the company as of December 31, 2011.

					Salary Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($)

Frederick C. Berndt	2011	$196,000	$-0-	N/A	N/A	$-0-	$-0-	$-0-	$196,000
Chief Executive Officer, President (4)	2010	$196,000	$135,000	N/A	N/A	$-0-	$-0-	$-0-	$331,000

Daniel T. Lapp	2011	$105,000	$-0-	N/A	N/A	$-0-	$-0-	$-0-	$105,000
Chief Financial Officer (4)	2010	$105,000	$65,000-	N/A	N/A	$-0-	$-0-	$-0-	$170,000

Gary R. Smith	2011	$250,000	$-0-	N/A	N/A	$-0-	$-0-	$-0-	$250,000
Chief Operating Officer (4)	2010	$250,000	$-0-	N/A	N/A	$-0-	$-0-	$-0-	$250,000

N/A Not applicable.

(1)

ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, which number is reflected in the table above, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)

During fiscal 2011, Frederick C. Berndt, Daniel T. Lapp and Gary R. Smith received $65,333, $61,250, and $208,333 of their salary and accrued $130,667, $43,750, and $41,667 of their salary, respectively, which amounts are set forth in the Company’s accounts payable at December 31, 2011. See “Item 13.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2011 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

For a description of the material terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see “Employment Agreements”.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2011.

		Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Frederick C. Berndt	—	—	—		$—	—	—	—	—	—

Daniel T. Lapp	—	—	—	$	__	—	—	—	—	—

Gary R. Smith	100,000	—	—		$3.00	06/30/2012	—	—	—	—

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the company.

Name	Position	Annual Salary (1)	Bonus (1)

Frederick C. Berndt	Chief Executive Officer, President	$196,000	(1)

Daniel T. Lapp	Chief Financial Officer	$105,000	(1)

Gary R. Smith	Chief Operating Officer	$250,000	(1)

(1)	Future bonuses each year will be at the discretion of the Board as described below.

The Company entered into employment contracts as of November 11, 2007 with each of Frederick C. Berndt and Daniel T. Lapp. The term of each contract was scheduled to terminate on the close of business on December 31, 2012. Gary R. Smith entered into a three year employment contract on March 1, 2009 and his contract was scheduled to expire on March 1, 2012. Mr. Berndt’s contract provides for him to act as the Chief Executive Officer of the company. Mr. Lapp’s contract provides for him to serve as the Chief Financial Officer of the company. Mr. Smith’s contract provides for him to serve as the Chief Operating Officer upon the filing of this amended Form 10-K. Messrs. Berndt and Lapp have each resigned from the Board of Directors and as executive officers of the Company and their employment contracts have ceased and may be replaced with independent consulting contracts. Mr. Smith will serve as Interim Chief Executive Officer until his successor is elected and shall qualify. Mr. Smith’s employment agreement is expected to be extended on a month-to-month basis. The following summarizes the employment agreement of Messrs. Berndt, Lapp and Smith which were in effect for the past several years:

The employment contracts provide for essentially the same terms and conditions except as otherwise noted herein. The base annual salaries of Messrs. Berndt, Lapp and Smith were $196,000, $105,000 and $250,000, respectively, plus bonuses in the discretion of the Company. Mr. Smith continues to receive an annual salary at the rate of $250,000. Each agreement provides for indemnification to the fullest extent permitted by law. Each executive may be terminated for cause after providing the executive with 30 days’ prior written notice. The executive may terminate his employment contract after providing the company with 30 day’s prior written notice upon the occurrence of one of the following events: (i)failure of the company to elect the executive or to reappoint the executive to his current job title;(ii)Any material change by the company in executive’s functions, duties and responsibilities;(iii)The liquidation, consolidation or merger (including assumption of control by other parties) of the company or transfer of all or substantially all of the company’s assets unless such consolidation, merger or business consolidation does not adversely affect executive’s position or the dignity of responsibility of executive, executive’s judgment; and(iv)Any material breach of the agreement by the company.

In the event that agreement is terminated other than for cause, the company shall pay a lump sum on the date of termination, severance compensation to the executive in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In the event the employment contract expires and the executive is not rehired in the same position under the terms and conditions of a new executive employment agreement mutually acceptable to the parties or in the event executive dies or becomes disabled, the company shall pay in lump sum on the date of termination severance compensation in an amount equal to the sum of executive’s salary and bonus paid in the prior fiscal year. In addition, executive (except in the case of his death) shall be entitled to continue health benefits for a period of 18 months or until the executive is employed full time with another employer. In the event of a reorganization, merger of consolidation where the company is not the surviving corporation or in the case of a sale or transfer of all or substantially all of the assets of the company, then all of executive’s options to purchase common stock of the company outstanding at the time of the event and which were granted six months or more prior to the event, shall immediately become exercisable in full and, upon the election of the executive given to the company within 180 days of the event, and the company shall repurchase for cash all or any part of the options as specified in the written election at a price per share equal to the difference between the fair market value of the company’s stock on the execution date and the option exercise price per share. See “Item 13 to Notes to Consolidated Financial Statements” for a discussion of certain transactions between the Company and Mr. Berndt.

The Company has agreed to pay to Mr. Schloss for his time and services as Interim Chief Financial Officer and to reimburse him for his out-of-pocket expenses. The amount of monies paid to Mr. Schloss in 2012 is not expected to exceed $60,000.

DIRECTOR COMPENSATION

Stock Options/Warrants

Stock options and equity compensation awards to our non-employee / non-executive directors are at the discretion of the Board. On July 22, 2009, three year options to purchase 100,000 shares exercisable at a price of $3.00 per share were granted to five directors, namely, Gary R. Smith and four non-employee / non-executive directors. These persons included John D. Lane, who is currently a director of the Company, and three former directors, namely, Phil E. Pearce, Dennis Nash and Glen Schaffert. The Company recorded $200,205 of compensation expense relating to these options as of December 31, 2009.

In February 2012, the Company granted to each of E. Jamie Schloss and Antonio Marquez warrants to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $5.00 per share over a term of five years. Mr. Marquez is affiliated with a company which acts as a consultant to the Company. This entity received options to purchase 200,000 shares of the Company’s Common Stock exercisable at $5.00 per share over a period of three years. The options vest 100,000 upon signing and 50,000 at the end of each one-year anniversary of the date of the contract.

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

Director Compensation

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee and non-executive director. It should be noted that the stock awards required transfer of shares to the named directors from principal stockholders of the company.

	DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3) (4)	Total ($)

John D. Lane, director	$10,000	$—	$	$—	$—	$—	$10,000

Dennis A. Nash, former director	$5,000	$—	$	$—	$—	$—	$5,000

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

Personal Loans from John D. Lane

On August 5, 2011, John D. Lane, a director of the Company, made a $100,000 loan to the Company. This loan is repayable on demand with interest at the rate of 6% per annum. Mr. Lane also received warrants to purchase 100,000 shares of common stock, exercisable at $3.00 per share over a period of three years as partial consideration for this loan and a prior loan to the Company that was previously paid back. On August 11, 2011 and on August 19, 2011, the Board of Directors approved receiving an additional $68,000 loan from Mr. Lane on the same terms and conditions as the prior loan described above, except that Mr. Lane received a Promissory Note in the amount of $68,000 and Warrants to purchase 40,000 shares of Common Stock, exercisable at $3.00 per share over a period of three years as partial consideration for each new loan. In summary, Mr. Lane has loaned the Company $236,000 and received Warrants to purchase 180,000 shares of Common Stock. These loans have not been repaid as of the filing date of this amended Form 10-K and the aforementioned Warrants have not been exercised and they are not included in the discussion above pertaining to directors’ compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Prior to the filing date of this amended Form 10-K, Frederick C. Berndt entered into an agreement to transfer to John D. Lane his 11,000,000 shares of Series A Preferred Stock which have the voting rights of an equivalent number of shares of Common Stock. The agreement also provided for Mr. Berndt to return 2,000,000 shares of Common Stock owned by him to the Company’s treasury in exchange for five-year warrants to purchase 2,000,000 shares of the Company’s Common Stock, exercisable at $5.00 per share, with cashless exercise provisions provided that the Company’s Common Stock is trading on an Exchange, NASDAQ or the Over-the-Counter Market at a price of at least $15 per share. Effective with Mr. Berndt’s return of 2,000,000 shares of Common Stock to the Company’s treasury, the Company has issued and outstanding 17,991,238 shares of Common Stock and 11,000,000 shares of Series A Preferred Stock which have no rights and preferences other than the right to vote equivalent to shares of Common Stock, except as otherwise provided by applicable Delaware law. The following table sets forth information regarding the beneficial ownership of Company’s Common Stock as of April 27, 2012 by:

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

Name of Beneficial Owner	Shares of Common Stock	% of Shares of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned	% of Preferred Stock Beneficially Owned	Combined Voting Stock	% of Combined Voting Stock (7)

Frederick C. Berndt (1)	3,089,000	15.5	__	__	3,089,000	10.0
Daniel T. Lapp (2)	350,000	1.9	—	—	350,000	1.2
Gary R. Smith (3)	267,000	1.5	—	—	267,000	0.9
John Lane (4)	981,000	5.4	11,000,000	100	11,981,000	40.9
E. Jamie Schloss (5)	167,843.9		—	—	167,843.6
Antonio Marquez (6)	330,000	1.9	__	__	330,000	1.2
All officers and directors as a group (six persons) (7)	5,184,000	25.0	11,000,000	100	15,184,000	47.8
5% Shareholders
Clayton Livengood and Susan Livengood	1,470,000	7.7	—	—	1,470,000	5.0

(1)	Includes Warrants to purchase 2,000,000 shares of Common Stock and 1,089,000 shares of Common Stock.
(2)	Includes shares held in a family trust.
(3)	Includes options to purchase 100,000 common shares.
(4)	Includes options and warrants to purchase 281,000 shares of common stock.
(5)	Includes options to purchase 50,000 shares owned by him and warrants to purchase 107,843 shares owned by Surge Global Energy in which Mr. Schloss is a control person.
(6)	Includes options and warrants to purchase 250,000 shares of common stock.
(7)	Includes options/warrants to purchase 2,788,843 shares.

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

Item 13. Certain Relationships, Related Transactions and Director Independence.

Director Independence

          John D. Lane, E. Jamie Schloss and Antonio Marquez may each be considered an “independent director” under Rule 10-A.3 of the Exchange Act on the filing date of this amended Form 10-K. Mr. Schloss may be deemed to be a “Financial Expert.” The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions. Since Mr. Schloss is anticipated to become Interim Chief Financial Officer of the Company after the filing of this amended Form 10-K, at that time he will no longer be deemed to be an independent director.

Certain Transactions

          The Company hereby incorporates by reference the information contained in the Company’s Form 10-K for its fiscal year ended December 30, 2010 for a description of affiliated and non-affiliated transactions with the Company since its inception to the filing date of the 2010 Form 10-K with the Securities and Exchange Commission.

Convertible Notes Payable

          During the year ended December 31, 2011 the Company issued an aggregate of $550,000 in unsecured Convertible Promissory Notes that mature from December 31, 2011 to March 8, 2012. The Promissory Notes bear interest at a rate of 11% per annum and will be convertible into 183,333 shares of the Company’s common stock, at a conversion rate of $3.00 per share. Interest can also be converted into common stock at the conversion rate of $3.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued 267,500 warrants to purchase the Company’s common stock from $3.00 to $7.50 per share over 2 to 3 years. All Notes are currently past due, although the lenders have not made any demand for payment.

          In connection with the issuance of the promissory notes, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 267,500 shares of the Company’s common stock from $3.00 to $7.50 per share. The warrants expire two to three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $188,955 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.31% to 0.50%, a dividend yield of 0%, and volatility of 108% to 129.65%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period as interest expense. See “Note 8 to Notes to Consolidated Financial Statements.”

Related Party Transactions

          During the year ended December 31, 2011, Frederick C. Berndt loaned the Company $148,427 for working capital purposes. These advances are short term, non-interest bearing and due upon demand. As described in “Item 3 – Legal Proceedings,” William L. Miller commenced a legal action against the Company seeking repayment of approximately $81,000 from credit card charges allegedly incurred by Mr. Berndt utilizing Mr. Miller’s credit. As Mr. Berndt has agreed to indemnify the Company from any liabilities that may be owed by the Company to Mr. Miller, approximately $81,000 of additional loans owed by the Company to Mr. Berndt have been re-characterized in the Company’s financial statements as an accounts payable due to Mr. Miller, reducing the balance owed to Mr. Berndt to $67,427. To the extent any monies are paid by Mr. Berndt directly to Mr. Miller, the amount owed to Mr. Berndt would be adjusted upward. See “Note 9 to the Notes to Consolidated Financial Statements.” During fiscal 2011, Frederick C. Berndt, Daniel T. Lapp and Gary R. Smith received $65,333, $61,250, and $208,333 of their salary and accrued $130,667, $43,750, and $41,667 of their salary, respectively, which amounts are set forth in the

Company’s accounts payable at December 31, 2011. During January 2012, Mr. Smith received one month salary accrual pertaining to 2011. Except for the foregoing payment to Mr. Smith, as of the filing date of this Form 10-K/A executive officers of the Company have not been paid the salary accruals and they have not received any cash compensation for 2012. Payments to our executive officers for monies owed to them are subject to future adjustments.

          In August 2011, John D. Lane, a director of the Company, made interest bearing loans at the rate of 6% per annum, which loans are unsecured and payable on demand in the amount of $236,000. In connection with these loans, the Company issued detachable three year warrants granted Mr. Lane the right to acquire an aggregate of 180,000 shares of the Company Common Stock at $3.00 per share. See “Note 9 to the Notes to Consolidated Financial Statements.”

          In May 2011, the Company borrowed $50,000 from the father of our Chief Executive Officer and a third party. This loan is payable on demand with interest at the rate of 9% per annum. An additional $20,000 was borrowed on November 21, 2011 from a third party that the Company does business with. This loan is payable on demand together with interest at the rate of 9% per annum.

Repurchase of Treasury Stock

          In November 2010, the Company advanced $53,519 to acquire shares of the Company’s Common Stock. An additional $55,000 was paid by the Company to the stockholder during the year ended December 31, 2011. As of the filing date of this amended Form 10-K, the Company has not received the certificates for cancellation. This shareholder has commenced a legal proceeding against the Company to repurchase his entire investment of $400,000, which preceding is described under “Item 3” of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Common Stock Transactions

          Between August 2009 and February 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010. Between April and May 2011, the Company received additional gross proceeds of $225,000 from the sale of 45,000 shares of Common Stock at $5.00 per share and two year Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013. Between July 2011 and December 2011, the Company received $270,000 from the sale of 90,000 shares of common stock at $3.00 per share and Warrants to purchase 90,000 shares, exercisable at $5.00 per share from two years from the date of issuance. The 90,000 shares of common stock have not been issued as of December 31, 2011 and were accounted for as common stock subscription payable, which have been issued March 20, 2012. See “Note 10 to the Notes to Consolidated Financial Statements.”

Common Stock Purchase Options/Warrants

          During the year ended December 31, 2011, the Company granted an aggregate of 900,000 non-employee stock options in connection services rendered at the exercise prices of $3.00 to $5.00 per share. See “Note 11 to the Notes to Consolidated Financial Statements.”

          In February 2012, the Company granted warrants to purchase 50,000 shares of the Company’s Common Stock, exercisable at $5.00 per share, over a term of five years to each of Antonio Marquez and E. Jamie Schloss. Also, in February 2012, the Company entered into a consulting agreement with a company controlled by Mr. Marquez pursuant to which options to purchase 200,000 shares of the Company’s Common Stock were granted, exercisable at $5.00 per share over a term of three years.

Resignations of Certain Officers and Directors

          On April 9, 2012, the Company entered into an agreement with its Chief Executive Officer, Frederick C. Berndt, and with its Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company following shortly after the filing of this amendment to the Form 10-K. Gary R. Smith, Chief Operating Officer and a director, has tentatively agreed to act as interim Chief Executive Officer and continue as a consultant after a replacement is hired, if the Company requests. E. Jamie Schloss, a director of the Company, has tentatively agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. We can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

          On April 9, 2012, Mr. Berndt in connection with the resignations described in the preceding paragraph agreed to transfer his 11,000,000 shares of Series A Preferred Stock to John D. Lane. Mr. Berndt also agreed to return to treasury of the Company, 2,000,000 shares of Common Stock owned by him in exchange for Warrants to purchase 2,000,000 shares of Common Stock, exercisable over a term of five years at $5.00 per share. The Warrants provide for a cashless exercise of same in the event the Company’s Common Stock is exercised at a time when the Company’s Common Stock is trading on NASDAQ, Exchange or Over-the-Counter Market at a price of at least $15.00 per share. This Form 10-K/A gives effect to the transfer of the aforementioned securities from Mr. Berndt to the parties described herein.

Item 14. Principal Accountant Fees and Services.

          RBSM LLP has served as our independent auditors for the past two fiscal years.

          The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, RBSM LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010.

	Year Ended December 31,

	2011	2010

Audit fees (1) (4)	$138,501	$262,344
Audit- related fees (2)	19,123	36,163
Tax fees (3)	—	—
All other fees	—	—

Total fees (4)	$157,624	$298,507

(1)	Audit fees are comprised of annual audit fees, quarterly review fees and accounting consultation fees.
(2)	Audit-related fees for fiscal years 2011 and 2010 are comprised of EDGAR and XBRL fees related to filing SEC Forms 10-K, 10-Q and all other SEC filing requirements.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

          The foregoing table does not reflect waiver of $58,268 which pertains to the Company’s audit for fiscal 2010. As of the filing date of this Form 10-K/A, the Company owes RBSM LLP a total of approximately $87,200 which includes an audit fee of $35,000 for the year ended December 31, 2011, which fee was accrued in the quarter ended March 31, 2012.

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

          None of the services described above for 2011 or 2010 provided by RBSM LLP were approved by the Board pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Item 15. Exhibits and Financial Statement Schedules

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
April 27, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Frederick C. Berndt	Chairman of the Board	April 27, 2012
Principal Executive Officer
Frederick C. Berndt

/s/ Daniel T. Lapp	Principal Financial Officer	April 27, 2012
Secretary and Treasurer
Daniel T. Lapp

/s/ Gary R. Smith	Director and Chief Operating Officer	April 27, 2012

Gary R. Smith

/s/ John D. Lane	Director	April 27, 2012

John D. Lane

/s/ E. Jamie Schloss	Director	April 27, 2012

E. Jamie Schloss

/s/ Antonio Marquez	Director	April 27, 2012

Antonio Marquez

The aforementioned directors represent all the current members of the Board of Directors.