Form 10-Q
period 2012-03-31
11 GOOD ENERGY INC
filed 2012-05-21
CIK 1408597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes   ☐  No   ☒   Interactive data is anticipated to be filed by amendment.

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

Yes   ☐  No   ☒

As of May 15, 2012, the registrant had a total of 17,991,239 shares of Common Stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012 and 2011 and for the period May 23, 2007 (date of inception) to March 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011 and for the period May 23, 2007 (date of inception) to March 31, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	Other Information	15

	Exhibits	16

SIGNATURES		17

Certifications

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012
	(Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash	$9,252	$12,895
Inventory	258,743	323,422
Accounts receivable, net	18,233	43,906
Available for sale securities	790	940
Other current assets	19,716	25,678

Total current assets	306,734	406,841

Property, plant and equipment, net	2,075,090	2,167,434

Other assets:
Patents	60,531	79,874
Deposits	2,163	2,163

Total other assets	62,694	82,037

Total assets	$2,444,518	$2,656,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,445,960	$1,362,922
Advances, related party	65,927	67,427
Notes payable, related party	294,000	306,000
Convertible notes payable, net of deferred debt discount of $19,800 and $75,139, respectively	630,220	474,861

Total current liabilities	2,436,107	2,211,210

Commitments and contingencies	—	—

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at December 31, 2011 and 2010	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,946,561 and 20,856,561 shares issued as of March 31, 2012 and December 31, 2011, respectively; 19,991,239 and 19,901,239 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	2,095	2,086
Additional paid in capital	25,254,690	24,853,960
Common stock subscription	—	270,000
Due from shareholder	—	(108,519)
Deficit accumulated during development stage	(23,663,064)	(22,987,265)
Accumulated other comprehensive loss	(88,910)	(88,760)
Treasury stock, 955,322 and 955,322 shares as of March 31, 2012 and December 31, 2011	(1,497,500)	(1,497,500)

Total stockholders’ equity	8,411	445,102

Total liabilities and stockholders’ equity	$2,444,518	$2,656,312

See the accompanying notes to these unaudited condensed financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From May 23, 2007 (date of inception) through
	2012	2011	March 31, 2012

REVENUE:
Sales	$60,868	$29,222	$768,633

Cost of sales	176,674	114,397	1,614,928

Gross loss	(115,806)	(85,175)	(846,295)

OPERATING EXPENSES:
General, selling and administrative expenses	359,921	961,260	15,938,944
Research and development	—	100,551	1,334,070
Impairment of goodwill	—	—	639,504
Depreciation and amortization	33,115	29,185	380,561

Total operating expenses	393,036	1,090,996	18,293,079

LOSS FROM OPERATIONS	(508,842)	(1,176,171)	(19,139,374)

Other income/(expense):
Interest income	—	—	55,384
Interest expense	(182,281)	—	(4,509,473)
Realized (loss) on sale of securities	—	(17,782)	(84,277)
Gain on sale of property, plant and equipment	15,324	—	14,676

Total other (expense)	(166,957)	(17,782)	(4,523,690)

Loss before provision for income taxes	(675,799)	(1,193,953)	(23,663,064)

Provision for income taxes	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(675,799)	$(1,193,953)	$(23,663,064)

Net loss per common share (basic and fully diluted)	$(0.03)	$(0.06)	$(1.32)

Weighted average number of shares outstanding (basic and fully diluted)	19,976,401	19,856,239	17,471,385

Comprehensive loss:
Net loss	$(675,799)	$(1,193,953)	$(23,663,064)
Unrealized (loss) gain on securities available for sale	(150)	4,841	(88,910)

Comprehensive loss	$(675,949)	$(1,189,112)	$(23,751,974)

See accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the months ended March 31,		From May 23, 2007 (date of inception) through March 31, 2012

	2012	2011

Cash flows from operating activities:
Net loss for the period	$(675,799)	$(1,193,953)	$(23,663,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,756	95,827	1,018,987
Amortization of debt discount	155,359	—	3,765,907
Equity compensation of services by a related party	—	—	2,024,840
Equity compensation of services to consultant	—	—	59,000
Reserve for due to shareholder	108,519		108,519
Fair value of warrants issued in connection with related party debt	—	—	139,145
Fair value of options issued for services	30,739	—	1,843,934
Impairment of goodwill	—	—	639,504
(Gain) loss on sale of property and equipment	(15,324)	—	14,585
Realized loss on sale of securities available for sale	—	17,782	84,277
Changes in operating assets and liabilities:
Inventory	64,679	92,353	(232,507)
Accounts receivable	25,673	36,932	(18,233)
Other current assets	5,962	6,950	138,294
Accounts payable and accrued liabilities	81,538	253,948	1,484,492

Net cash used in operating activities	(118,898)	(690,161)	(12,621,581)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(588,952)
Proceeds from sale of property and equipment	27,255	—	49,955
Purchase of property, plant and equipment	—	—	(3,039,723)
Payments for acquisition of patent	—	(7,027)	(79,874)
Proceeds from sale of securities available for sale	—	556,069	1,108,515
Purchase of securities available for sale	—	—	(1,282,492)

Net cash provided by (used in) investing activities	27,255	548,862	(3,832,571)

Cash flows from financing activities:
Proceeds from sale of shares to founders	—	—	2,070
Due from shareholder	—	—	(895,663)
Proceeds from related party advance	—	170,350	67,427
Proceeds from common stock subscription and sale of common stock	—	—	10,748,069
Proceeds from issuance of convertible notes	100,000	—	8,689,323
Proceeds from related party note payable	—	—	331,000
Purchase of treasury stock	—	(25,000)	(647,500)
Payments of related party note payable	(12,000)	—	(37,000)
Payments of notes payable		—	(84,322)
Payments of convertible notes	—	—	(1,710,000)

Net cash provided by financing activities	88,000	145,350	16,463,404

Net (decrease) increase in cash and cash equivalents	(3,643)	4,051	(3,643)

Cash and cash equivalents at beginning of period	12,895	29,879	—

Cash and cash equivalents at end of period	$9,252	$33,930	$9,252

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—
Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$—	$—	$429
Common stock issued in exchange for convertible note and accrued interest	$—	$—	$20,970
Common stock subscribed for conversion of convertible notes	$—	$—	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$—	$—	$787,144
Beneficial conversion feature and value of warrants in conjunction with debt	$155,359	$—	$672,414

See the accompanying notes to these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis and business presentation

The accompanying unaudited condensed consolidated financial statements of 11 Good Energy, Inc., (the “Company”), have been prepared in accordance with Regulation S-X of the Securities and Exchange Act, as amended, and instructions to Form 10-Q. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s annual report on its Form 10-K filed with the SEC on April 16, 2012.

The condensed consolidated financial statements as of December 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries 11 Good’s Energy, LTD (“11 Good’s”) and 11 Good Energy Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dependency on key management

The Company entered into an agreement with its former Chief Executive Officer, Frederick C. Berndt, and with its former Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company in effective April 27, 2012. Gary R. Smith, Chief Operating Officer and a director, has tentatively agreed to act as interim Chief Executive Officer and E. Jamie Schloss, a director of the Company, has agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. The Company can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform to current period’s presentation. These reclassifications have no effect on previously reported results of operations.

New accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $675,799 and used of $118,898 in cash for operating activities for the quarter ended March 31, 2012, incurred negative working capital (current liabilities exceeded current assets) of $2,129,373 and deficit accumulated during development stage of $23,663,064 as of March 31, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – INTANGIBLE ASSETS

Patents

Patents are capitalized at incurred costs and are amortized ratably over the lesser of their economic or legal life. As of January 1, 2012 the patents are being amortized over a 12 month life and $19,343 was amortized during the period ended March 31, 2012.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

Goodwill

The Company did not amortize goodwill. The Company recorded goodwill in the amount of $639,504 as a result of the acquisition of 11 Good’s Energy LTD during the year ended December 31, 2007.

During the year ended December 31, 2011, the Company’s management performed an evaluation of its goodwill for purposes of determining the implied fair value of the assets at the end of the year. The test indicated that the recorded remaining book value of its goodwill exceeded its fair value at December 31, 2011 and therefore recorded an impairment charge to 2011’s operations of $639,504 ($0.03 per share) reducing the carrying value to $0. Considerable management’s judgment is necessary to estimate the fair value. Accordingly actual results could vary significantly from management’s estimates.

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of March 31, 2012 and December 31, 2011, inventories are comprised of the following:

	2012	2011

Raw materials	$216,200	$240,223
Finished fuel	42,543	83,199

Total	$258,743	$323,422

NOTE 5 – OTHER CURRENT ASSETS

Other current assets as of March 31, 2012 and December 31, 2011 are comprised of the following:

	2012	2011

Prepaid insurance	$19,716	$17,553
Prepaid other expenses	—	8,125

Total	$19,716	$25,678

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2012 and December, 2011 consist of the following:

	2012	2011

Leasehold improvements	$345,381	$345,381
Factory equipment	2,381,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	—	45,213
Computer equipment and software	102,846	102,846
Web design	51,505	51,505

Total	2,923,464	2,968,677
Less accumulated depreciation	848,374	801,243

Net	$2,075,090	$2,167,434

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

The Company recorded a gain of $15,324 from the sale of an automobile during the quarter ended March 31, 2012.

Depreciation expense was $80,413 and $95,827 for the three months ended March 31, 2012 and 2011, respectively, of which $66,641 and $66,642 were included as part of cost of sales, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Senior convertible note, 11% per annum, due December 31, 2011, currently in default	$250,000	$250,000
Senior convertible note, 11% per annum, due December 31, 2011; currently in default	100,000	100,000
Senior convertible note, 11% per annum, due March 8, 2012, currently in default	200,000	124,861
Senior Convertible note, 11% per annum, due April 18, 2012 (1)	80,220	—

Total	630,220	474,861
Less current portion	630,220	474,861

Long term portion	$—	$—

(1)	Currently in default.

During the three months ended March 31, 2012 the Company issued a $100,000 secured Convertible Promissory Note that matures on April 18, 2012. The Promissory Note bears interest at a rate of 11% per annum and will be convertible into 33,333 shares of the Company’s common stock, at a conversion rate of $3.00 per share. Interest can also be converted into common stock at the conversion rate of $3.00 per share. In connection with the issuance of the Convertible Promissory Note, the Company issued warrants to purchase 60,000 shares of the Company’s common stock at $5.00 per share through December 31, 2014. In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $100,000 of the proceeds during the three months ended March 31, 2012, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.

The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and under the following assumptions contracted terms of 3 years, an average risk free interest rate of 0.35% a dividend yield of 0%, and volatility of 129.65%.

The Company amortized debt discount of $155,359 to current period operations as interest expense for the three months ended March 31, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related party

During the year ended December 31, 2011 the Company’s prior year’s officers advanced an aggregate of $67,427 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand. As of March 31, 2012 the total outstanding to the officers is $65,927.

Notes payable, related party

A summary of notes payable, related party as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Note payable, issued May 15, 2011 with interest at 9% per annum, due on demand, unsecured	$50,000	$50,000
Note payable, issued August 5, 2011 with interest at 6% per annum, due on demand, unsecured	100,000	100,000
Note payable, issued August 11, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued August 19, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued November 21, 2011 with interest at 6% per annum, due on demand, unsecured	8,000	20,000

Total	294,000	306,000
Less current portion	294,000	306,000

Long term portion	$—	$—

In connection with the issuance of the August, 2011 promissory notes, the Company issued detachable warrants granting the holders the right to acquire an aggregate of 180,000 shares of the Company’s common stock at $3.00 per share. The warrants expire three years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $139,145 to additional paid in capital and a charge to interest in 2011’s operations. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 0.34% to 0.49%, a dividend yield of 0%, and volatility of 126.31% to 127.23%.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (CONT’D)

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

On December 15, 2009, the Company accepted 425,000 shares of the Company’s common stock held by Mr. Berndt in full settlement of the outstanding note receivable and related accrued interest for $787,144 and recorded an accrued liability due to Mr. Berndt for $62,856. The fair value of the shares issued was determined based on the recent sale of the Company’s common stock. The amount due from Mr. Berndt at March 31, 2012 was $65,927.

In November 2010, the Company advanced $53,519 to acquire the Company’s common stock (treasury stock) from a shareholder. During the year ended December 31, 2011, the Company advanced an additional $55,000 to acquire the Company’s common stock (treasury stock) from the same shareholder. As of December 31, 2011, the common stock has not been received and accordingly was accounted for as due from shareholder and included in the stockholders’ equity.

Consistent with ASC 505-10-45 (“Equity-Other Presentation”), the amount recorded on the balance sheet at December 31, 2011 was presented as a deduction from stockholders’ equity. This is also consistent with Rule 5-02.30 of Regulation S-X of the Code of Federal Regulations.

As of March 31, 2012, the Company’s management performed an assessment of the collectability of the amount due from shareholder of $108,519 and provided a full reserve and charged to operations for the three months ended March 31, 2012.

NOTE 9 – CAPITAL STOCK

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

As of March 31, 2012 and December 31, 2011, there were 11,000,000 Series A preferred stock issued and outstanding.

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

Between August 2009 and February 2010, the Company has received net proceeds of $10,253,069, through the subscription for common stock consisting of 3,977,333 shares of common stock and 1,988,667 warrants. All common shares subscribed were issued during the year ended December 31, 2010. Between April and May 2011, the Company received additional gross proceeds of $225,000 from the sale of 45,000 shares of Common Stock at $5.00 per share and two year Warrants to purchase 22,500 shares, exercisable at $7.50 per share from date of issuance through June 30, 2013. Between July 2011 and December 2011, the Company received $270,000 from the sale of 90,000 shares of common stock at $3.00 per share and Warrants to purchase 90,000 shares, exercisable at $5.00 per share from two years from the date of issuance. The 90,000 shares of common stock have not been issued as of December 31, 2011 and were accounted for as common stock subscription payable, which shares were issued on March 20, 2012.

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 9 – CAPITAL STOCK (CONT’D)

As of March 31, 2012, there were 20,946,561 shares issued and as a result of there being 955,322 shares held in treasury, the outstanding shares were reduced to 19,991,239. In April, 2012, Mr. Berndt, a former officer and director of the Company, agreed to return 2,000,000 shares of common stock to the Company (which will be held in treasury upon receipt) in exchange for warrants to purchase 2,000,000 shares of the Company’s common stock. As of March 31, 2012 and December 31, 2011, there were 20,946,561 and 20,856,561 common shares issued and 19,991,239 and 19,901,239 shares outstanding; respectively.

On April 9, 2012, Mr. Berndt in connection with his resignation (see Note 12 – Subsequent Events) agreed to transfer his 11,000,000 shares of the Company’s Series A Preferred Stock to John D. Lane. Mr. Berndt also agreed to return to the Company of 2,000,000 shares of Common Stock owned by him (which will be held in treasury stock upon receipt) in exchange for Warrants to purchase 2,000,000 shares of Common Stock, exercisable over a term of five years at $5.00 per share. The Warrants provide for a cashless exercise of same in the event the Company’s Common Stock is exercised at a time when the Company’s Common Stock is trading on NASDAQ, Exchange or Over-the-Counter Market at a price of at least $15.00 per share.

During the quarter ended March 31, 2012, the Company granted 300,000 shares of non-employee stock options at $5.00 per share which 100,000 shares vested during the three months ended March 31, 2012 with a value of $30,739 and 200,000 shares commence vesting in April, 2012.

In addition, the Company issued warrants to purchase 100,000 shares of its common stock for services exercisable at $5.00 per share over a period of five years commencing April 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

As of March 31, 2012 and December 31, 2011, all commitments for business consulting services expired and are on a month to month basis.

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

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings other than described above that it believes they may have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

We are unable to determine the outcome of the above lawsuits and or the related costs, if any, at this time.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 11 – FAIR VALUE (CONT’D)

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2012:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:
Securities available for sale	$790	$790	$—	$—

Total	$790	$790	$—	$—

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of March 31, 2012:

Balance, December 31, 2010:	$576,990
Securities sold	(773,851)
Unrealized gain	197,801

Balance, December 31, 2011	$940
Unrealized loss	(150)

Balance, March 31, 2012	$790

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

The fair value of the assets, securities available for sale, at March 31, 2012 was grouped as Level 1 valuation as the market price was readily available.

NOTE 12 – SUBSEQUENT EVENTS

On April 9, 2012, the Company entered into an agreement with its former Chief Executive Officer, Frederick C. Berndt, and with its former Chief Financial Officer, Daniel T. Lapp, for them to resign as executive officers and directors of the Company effective April 27, 2012. Gary R. Smith, Chief Operating Officer and a director, has tentatively agreed to act as interim Chief Executive Officer. E. Jamie Schloss, a director of the Company, has tentatively agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personal. We can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

On April 9, 2012, Mr. Berndt in connection with the resignations described in the preceding paragraph agreed to transfer his 11,000,000 shares of Series A Preferred Stock to John D. Lane. Mr. Berndt also agreed to return to the Company of 2,000,000 shares of Common Stock owned by him (which will be held in the treasury stock upon receipt) in exchange for Warrants to purchase 2,000,000 shares of Common Stock, exercisable over a term of five years at $5.00 per share. The Warrants provide for a cashless exercise of same in the event the Company’s Common Stock is exercised at a time when the Company’s Common Stock is trading on NASDAQ, Exchange or Over-the-Counter Market at a price of at least $15.00 per share.

On May 15, 2012, the Company entered into an employment agreement dated as of May 9, 2012 to engage Mario Larach as Chief Executive Officer and a director of the Company, it being understood that he will assume these positions the morning after the Company files its Form 10-Q for the quarter ended March 31, 2012.

Mr. Larach will be paid $10,000 per month, which will increase to $16,250 per month at such time as the Company raises additional financing of at least $2,000,000 (the “financing”). Mr. Larach also received a $20,000 signing bonus payable upon the Company completing such financing. Mr. Larach received warrants to purchase 200,000 shares of the Company’s Common Stock exercisable over a term of five years at an exercise price of $5 per share. These Warrants contain a cashless exercise provision in the event the Company’s Common Stock is trading in the Over-the-Counter Market at a price above $15 per share for at least ten consecutive trading days. Mr. Larach was issued Warrants to purchase 50,000 shares of Common Stock also exercisable at $5 per share for a period of five years from the date that Mr. Larach joined the Board of Directors. These Warrants do not have a cashless exercise provision. Six months after commencement of his employment contract, the Board of Directors will meet with Mr. Larach to review his performance and his compensation. While the term of his employment agreement is for a term of two years, there are provisions in the contract which could lead to an earlier termination.

On May 15, 2012, the Company entered into an independent sales agreement with MAX V LLC for it to act as a sales representative of the Company. The agreement provides for MAX V to sell the crude glycerin by-product in North America and to directly invoice customers and to handle sales, marketing and collections. The Company is to be paid by the sales representative 50% of all sales collected by MAX V. MAX V will make every effort to sell the glycerin by-product at $25 per gallon to dairy farmers. While MAX V is under no obligation to order a minimum amount of the glycerin by-product, MAX V has agreed to order the crude glycerin from the Company as necessary to fill its orders. The agreement is for a term of six months and shall be renewed automatically for a term of one year if not terminated pursuant to the provisions of the agreement. The Company also entered into a separate agreement with MAX V to receive a sales commission on sales of the Company’s G-2 biodiesel products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q for the quarter ended March 31, 2012 and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through March 31, 2012, our cumulative revenues totaled $768,633 and our deficit accumulated during our development stage was $23,663,064. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

During the quarter ended March 31, 2012, the Company granted 300,000 shares of non-employee stock options at $5.00 per share which 100,000 shares vested during the three months ended March 31, 2012 with a value of $30,739 and 200,000 shares for services commence vesting in April, 2012. There were no other unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

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

Three months Ended March 31, 2012 Compared to the Three months Ended March 31, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2012	%	2011	%

Revenue	$60,868	100%	$29,222	100
Cost of goods sold	176,674	>100%	114,397	>100%

Gross loss	(115,806)	—	(85,175)	—

Operating expenses:
Selling, general and administrative	359,921	>100%	961,260	>100%
Research and development	—	>100%	100,551	>100%
Depreciation and amortization	33,115	<100%	29,185	<100%

Total operating expenses:	393,036		1,090,996

Loss from operations	(508,842)		(1,176,171)

Other income/expense:
Interest expense, net	(182,281)	<100%	—	<100%
Other income (expense), net	15,324	<100%	(17,782)

Net loss	$(675,799)	<100%	$(1,193,953)	<100%

The revenues increased by $31,646 for the three months ended March 31, 2012 of $60,868 compared to revenues in the three months ended March 31, 2011 of $29,222.

The minimal revenues recognized in the quarter ended March 31, 2012 is primarily due to retracting our business due to cash restraints. Most of our testing programs completed in mid-2011 did not generate the demand originally anticipated. Our largest customer, the Kenan Advantage group completed their testing and agreed to convert 10 terminals in the Ohio area to sell G2 Diesel. However the build out requires approximately $150,000 to complete and we have not had the capital to do so. Therefore we have been unable to operate our plant without the capital to purchase raw materials leading to an inventory allocation requirement with the Kenan advantage group. We currently deliver to one of their terminals using the finished fuel we have on hand to keep that terminal using G2 Diesel. Once the Company receives a cash infusion, Management believes that the Kenan Advantage Group will order fuel for the other 9 terminals they agreed to convert to purchase G2. Also, Management continues to believe that the completed testing programs will result in increased demand and sales orders for our G2 Diesel at premium prices which as of March 31, 2012 is approximately $5.00 per gallon compared to traditional #2 diesel fuel currently priced at approximately $3.50 per gallon.

Cost of goods sold was $176,674 for the three months ended March 31, 2012 and $114,397 for the three months ending March 31, 2011. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production.

Current margins for our testing programs resulted in gross losses of $115,806 for the three months ended March 31, 2012 and $85,175 for the three months ending March 31, 2011. Gross loss, which includes depreciation, will vary from period to period depending upon the extent of fuel testing with potential customers and the pricing offered by the Company. Also, we experience a significant amount of manufacturing depreciation that is recorded entirely to cost of goods sold. The gross loss for 2012 and 2011 is not necessarily indicative of the margins that may be realized in future periods.

Research and development costs were $100,551 for the three months ended March 31, 2011 and none for the three months ending March 31, 2012. In 2011, the Company paid money for research and development for the use of our glycerin in a dairy farm application as well as providing money to Kai Bioenergy, Inc. for their research and development efforts associated with algae technologies and the converting of same into oil. It should be noted that in July 2011, the Company entered into an agreement to acquire Kai, but the Company failed to raise sufficient funding to complete the transaction.

Depreciation and amortization of $33,115 included in operating expenses increased by $3,930 in 2012 from $29,185 in the comparable three month period in 2011, primarily as a result of amortizing patent expense in 2012 in the amount of $19,343.

Selling, general, and administrative expenses for the three months ended March 31, 2012 were $359,921 compared with $961,260 in the comparable period in 2011, a decrease of $601,339. Such decreased costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses of $601,339 in 2011 over the comparable period of the prior year is primarily related to a reduction in payments of common stock to consultants and employees., a decrease in consulting, legal, accounting fees, and bonus costs of approximately $220,000. Other overhead costs such as travel, marketing and promotional cost decreased approximately $195,000 and salaries and payroll costs increased by approximately $177,000 in comparison to the first quarter of 2011.

The net loss attributable to common shareholders was $675,799 in the three months ended March 31, 2012 as compared to $1,193,953 for the comparable period in 2011, a decrease in net loss of $518,154.

Basic and fully diluted net loss per share for the three months ended March 31, 2012 and March 31, 2011 was $(0.03) and $(0.06), respectively. Basic and fully diluted weighted average shares outstanding for the fiscal three months ended March 31, 2012 and March 31, 2011 were 19,976,401 and 19,856,239, respectively.

As of May 16, 2012, we have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. In general, the testing programs and sales efforts conducted with potential customers have shown a longer order cycle than first anticipated 11 Good Energy has allocated its marketing efforts toward fleet users. These are customers that have centralized fueling and their vehicles return to the terminal every day after usage. This allows the vehicles to receive consistent product. 11 Good Energy’s key strategic partner and largest customer is the Kenan Advantage Group (The KAG.) The KAG distributes over 20 billion gallons of liquid fuels and specialty chemicals annually making them the largest transportation company of bulk transport in the United States. After extensive testing, the KAG has commissioned 11 Good Energy to build storage tanks and containment pads at 10 of their almost 200 terminals in the United States as a phase 1 of development. In addition to being a user of G2 Diesel, The KAG also assists 11 Good in providing logistic solutions through the utilization of their fleet to efficiently deliver blended G2 Diesel to the Company’s customer base. In addition, there is a potential marketing fit to integrate G2 Diesel into the KAG’s current customer base.

Liquidity and Capital Resources

The company had cash and cash equivalents of $9,252 at March 31, 2012 compared with cash of $12,895 at December 31, 2011.

Net cash used in operating activities for the quarter ended March 31, 2012 was $118,898. Cash used in operations was a result of a net loss for the period of $675,799 partially offset by amortization of debt discount of $155,359, reserved for due from shareholder of $108,519, depreciation and amortization of $99,756, decrease in inventory of $64,679 and increase in account payables and accrued liabilities of $81,538. Net cash was provided by investing activities of $27,255 as a result of the proceeds of sale of certain property and equipment. Net cash was provided by financing activities of $88,000 for the quarter ended March 31, 2012 as a result of the proceeds received from the issuance of convertible notes of $100,000 partially offset by payment of notes payable of $12,000.

Net cash was used in operating activities of $690,161 for the three months ended March 31, 2011. Cash used in operations was a result of a net loss for the period of $1,193,953; a decrease in inventory of $92,353; a decrease in accounts receivable of $36,932; an increase in account payables and accrued liabilities of $253,948, depreciation and amortization of $95,827 and a decrease in other assets of $6,950. Net cash investing activities of $548,862 for the three months ended March 31, 2011, included patent costs of $7,207 and proceeds from the sale of securities available for sale of $556,069. Net cash provided by financing activities of $145,350 for the three months ended March 31, 2011, included proceeds from a related party advance of $170,350, partially offset by $25,000 due from a related party.

Previously, the company had converted $6,498,709 of Convertible notes payable to Common Stock issued at a price of $2.55 per share, and issued 2,548,513 shares of common stock and warrants to purchase 3,228,523 shares of Common Stock. All remaining note balances and accrued interest were redeemed in cash.

Between August 2009 and the first quarter of 2010, the Company received gross proceeds of $11,932,000 (net proceeds of $10,253,069) through the sale of its Common Stock at a price of $3.00 per share, for a total of 3,977,333 shares.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $675,799 and used cash of $118,898 for operating activities for the quarter ended March 31, 2012, incurred negative working capital (current liabilities exceeded current assets) of $2,129,373 and deficit accumulated during development stage of $23,663,064 as of March 31, 2012. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

We are currently in the process of attempting to raise capital through a private placement sale of common stock. No assurances can be given that we will be able to successfully raise the financing necessary to continue as a going concern.

We anticipate that our future liquidity requirements will arise from the need to finance our accounts receivable and inventories, and from the need to fund our current obligations and capital expenditures. The primary sources of funding for our current operations will be cash generated from operations and the sale of current inventory and raising additional capital from the sale of equity and debt securities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          As of the filing date of this Form 10-Q, we are a party to several legal proceedings. See Note 12 for a detailed explanation of litigation matters.

Item 1A. Risk Factors

          As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, the Company encourages stockholders of the Company to read the risk factors contained under Item 1A of the Company’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 for the fiscal year ended December 31, 2011.

Item 2. Changes in Securities

          (a) Recent sale of unregistered Securities.

From January 1, 2012 through March 31, 2012, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Notes and Warrants	$100,000 principal amount; 60,000 warrants	$100,000; no commissions paid	Rule 506	Exercisable as of January 18, 2012 at $5.00 per share through December 2014

February 2012	Options/Warrants	300,000 options/warrants	Services rendered; no commissions paid	Rule 506 and/or Section 4(2)	(1)

(1)

Includes warrants to purchase 100,000 shares of Common Stock exercisable at $5.00 per share over a period of five years commencing April 1, 2012. Also includes options to purchase 200,000 shares of the Company’s Common Stock for services exercisable over a period of three years at $5.00 per share which commence vesting in April, 2012.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Mining Safety Disclosures

          Not applicable.

Item 5. Other Information

          See “Note 12” in the “Notes to Unaudited Condensed Consolidated Financial Statements.”

Item 6. Exhibits

          Except for the exhibits listed below, other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Except as otherwise noted, all exhibits were previously filed with the Securities and Exchange Commission under its Form S-1 Registration Statement, file No. 333-166149.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Organization between Registrant and 11 Good’s Energy, LTD.

2.2	Corrections to Exhibit 2.1

3.1	Certification of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Designation

10.1	Employment Contract - Frederick C. Berndt

10.2	Employment Contract - Daniel Lapp

10.3	Employment Contract - Aaron Harnar

10.4	Consulting Agreement with Clayton R. Livengood

10.5	Employment Agreement - Gary R. Smith

10.6	Finder’s Agreement - Jesup Lamont

10.7	Consulting Agreement with Capital Keys

10.8	Consulting Agreement with California Strategies

10.9	Office Lease dated April 25, 2007 between the Registrant and Triad Realty, LLC, including a First Lease Amendment dated June 21, 2007 and a Second Amendment dated July 15, 2009.

10.10	Employment Contract – Mario Larach dated as of May 9, 2012 (Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 17, 2012.

10.11	Sales Representative Agreement with Max V LLC dated May 15, 2012 (Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 17, 2012.

21.1	Subsidiary of Registrant

31.1	Principal Executive Officer Rule 13a-14(a)/15d-14(a) Certification (*)

31.2	Principal Financial Officer Rule 13a-14(a)/15d-14(a) Certification (*)

32.1	Principal Executive Officer Section 1350 Certification (*)

32.2	Principal Financial Officer Section 1350 Certification (*)

101.INS XBRL	Instance Document (**)

101.SCH XBRL	Taxonomy Extension Schema Document (**)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (**)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (**)

101.LAB XBRL	Taxonomy Extension Labels Linkbase Document (**)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (**)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: May 21, 2012	By: /s/ Gary R. Smith

Gary Smith, President (interim principal executive officer)

Date: May 21, 2012	By: /s/ E. Jamie Schloss

E. Jamie Schloss,
Interim Chief Financial Officer (interim principal financial officer)