Form 10-Q
period 2012-06-30
11 GOOD ENERGY INC
filed 2012-08-23
CIK 1408597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Yes [X]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file).

Yes [  ]   No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

As of August 14, 2012, the registrant had a total of 18,028,240 shares of Common Stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	F-1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and six months ended June 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to June 30, 2012	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to June 30, 2012	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II	Other Information	7

	Exhibits	7

SIGNATURES		10

Certifications

2

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current assets:
Cash	$15,932	$12,895
Inventory	301,489	323,422
Accounts receivable, net	19,161	43,906
Available for sale securities	790	940
Other current assets	15,005	25,678

Total current assets	352,377	406,841

Property, plant and equipment, net	1,980,513	2,167,434

Other assets:
Patents	39,937	79,874
Deposits	2,163	2,163
Total other assets	42,100	82,037

Total assets	$2,374,990	$2,656,312

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,613,265	$1,362,922
Advances, related party	60,927	67,427
Notes payable, related party	320,000	306,000
Convertible notes payable, net of deferred debt discount of $0 and $75,139,respectively	650,000	474,861

Total current liabilities	2,644,192	2,211,210

Commitments and contingencies	-	-

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,946,562 and 20,856,562 shares issued as of June 30, 2012 and December 31, 2011, respectively; 17,991,240 and 19,901,240 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	2,095	2,086
Additional paid in capital	26,477,538	24,853,960
Common stock subscription	-	270,000
Due from shareholder	-	(108,519)
Deficit accumulated during development stage	(25,163,325)	(22,987,265)
Accumulated other comprehensive loss	(88,910)	(88,760)
Treasury stock, 2,955,322 and 955,322 shares as of June 30, 2012 and December 31, 2011	(1,497,700)	(1,497,500)

Total stockholders’ (deficit) equity	(269,202)	445,102

Total liabilities and stockholders’ (deficit) equity	$2,374,990	$2,656,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2012
	2012	2011	2012	2011

REVENUE:
Sales	$55,680	$68,291	$116,548	$97,513	$824,313

Cost of sales	85,565	154,112	262,239	268,508	1,700,493

Gross loss	(29,885)	(85,821)	(145,691)	(170,996)	(876,180)

OPERATING EXPENSES:
General, selling and administrative expenses	1,402,052	2,622,851	1,742,640	3,584,110	17,321,663
Research and development	-	23,162	-	123,713	1,334,070
Impairment of goodwill	-	-	-	-	639,504
Depreciation and amortization	33,758	29,185	86,206	58,371	433,632

Total operating expenses	1,435,810	2,675,198	1,828,846	3,766,194	19,728,889

LOSS FROM OPERATIONS	(1,465,695)	(2,761,019)	(1,974,537)	(3,937,190)	(20,605,069)

Other income/(expense):

Interest income	—	—	—	—	55,384
Interest expense	(44,990)	(8,726)	(227,271)	(8,726)	(4,554,463)

Realized (loss) gain on sale of securities	-	(195,300)	-	(213,083)	(84,277)
Gain on sale of property, plant and equipment	10,424	—	25,748	—	25,100

Loss before provision for income taxes	(1,500,261)	(2,965,045)	(2,176,060)	(4,158,999)	(25,163,325)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,500,261)	$(2,965,045)	(2,176,060)	$(4,158,999)	$(25,163,325)

Net loss per common share basic and fully diluted	$(0.08)	$(0.15)	$(0.11)	$(0.21)	$(1.47)

Weighted average number of shares outstanding basic and fully diluted	19,507,722	19,877,996	19,742,062	19,867,177	17,208,015

Comprehensive loss:
Net loss	$(1,500,261)	$(2,965,045)	$(2,176,060)	$(4,158,999)	$(25,163,325)
Unrealized (loss) gain on securities available for sale	-	193,320	(150)	198,161	(88,910)

Comprehensive loss	$(1,500,261)	$(2,771,725)	$(2,176,210)	$(3,960,838)	$(25,252,235)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(2,176,060)	(4,158,999)	$(25,163,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,509	191,653	1,129,740
Amortization of debt discount	175,139	8,726	3,785,687
Equity compensation of services by a related party	-	-	2,024,840
Equity compensation of services to consultant	-	-	59,000
Reserve for due to shareholder	108,519		108,519
Fair value of warrants issued in connection with related party debt	557,270	-	696,415
Fair value of stock options and warrants issued for services	696,117	1,911,895	2,509,312
Expenses paid by related party on behalf of the Company in exchange for notes payable	34,000	-	34,000
Impairment of goodwill	-	-	639,504
Gain on sale of property and equipment	(25,748)	-	(25,100)
Realized loss on sale of securities available for sale	-	213,083	84,277
Changes in operating assets and liabilities:
Inventory	21,933	154,790	(275,253)
Accounts receivable	24,745	13,429	(19,161)
Other current assets	10,673	(22,283)	143,005
Accounts payable and accrued liabilities	251,685	484,243	1,654,639

Net cash used in operating activities	(111,218)	(1,205,563)	(12,613,901)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	-	(588,952)
Proceeds from sale of property and equipment	40,755	-	63,455
Purchase of property, plant and equipment	-	-	(3,039,723)
Payments for acquisition of patent	-	(7,027)	(79,874)
Proceeds from sale of securities available for sale	-	560,769	1,108,515
Purchase of securities available for sale	-	-	(1,282,492)

Net cash provided by (used in) investing activities	40,755	553,562	(3,819,071)

Cash flows from financing activities:
Proceeds from sale of shares to founders	-	-	2,070
Due from shareholder/related party	-	(25,000)	(895,663)
(Repayment of) proceeds from related party advance	(6,500)	132,641	60,927
Proceeds from common stock subscription and sale of common stock	-	225,000	10,748,069
Proceeds from issuance of convertible notes	100,000	250,000	8,689,323
Proceeds from related party note payable	-	50,000	331,000
Purchase of treasury stock	-		(647,500)
Payments of related party note payable	(20,000)	-	(45,000)
Payments of notes payable	-	-	(84,322)
Payments of convertible notes	-	-	(1,710,000)

Net cash provided by financing activities	73,500	632,641	16,448,904

Net increase (decrease) in cash and cash equivalents	3,037	(17,360)	-
Cash and cash equivalents at beginning of period	12,895	29,879	-

Cash and cash equivalents at end of period	$15,932	12,519	$15,932

Supplemental disclosures of cash flow information:
Income taxes paid	$-	-	$-
Interest paid	$-	-	$-
Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$-	-	$429
Common stock issued in exchange for convertible note and accrued interest	$-	-	$20,970
Common stock subscribed for conversion of convertible notes	$-	-	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$-	-	$787,144
Beneficial conversion feature and value of warrants in conjunction with debt	$175,139	-	$695,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s annual report on its Form 10-K filed with the SEC on April 16, 2012.

The condensed consolidated financial statements as of December 31, 2011 contained herein have been derived from the audited consolidated financial statements at December 31, 2011 but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Reclassifications

Certain reclassifications have been made to prior periods consolidated financial statements and notes thereto for comparative purposes to conform to current period’s presentation. These reclassifications have no effect on previously reported results of operations.

New accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosure. Accordingly, actual results could differ from these estimates.

NOTE 2 – GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,176,060 and used of $111,218 in cash for operating activities for the six months ended June 30, 2012, has a negative working capital (current liabilities exceeded current assets) of $2,291,815 and a deficit accumulated during development stage of $25,163,325 as of June 30, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – INTANGIBLE ASSETS

Patents

Patents are capitalized at incurred costs and are amortized ratably over the lesser of their economic or legal life. Effective January 1, 2012 the patents are being amortized over a 12 month life and $20,594 and $39,937 was amortized during the three and six months ended June 30, 2012, respectively.

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of June 30, 2012 and December 31, 2011, inventories are comprised of the following:

	2012	2011

Raw materials	$235,279	$240,223
Finished fuel	66,210	83,199

Total	$301,489	$323,422

NOTE 5 – OTHER CURRENT ASSETS

Other current assets as of June 30, 2012 and December 31, 2011 are comprised of the following:

	2012	2011
Prepaid insurance	$15,005	$17,553
Prepaid other expenses	-	8,125

Total	$15,005	$25,678

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011

Leasehold improvements	$345,381	$345,381
Factory equipment	2,364,478	2,381,478
Furniture and fixtures	21,709	21,709
Office equipment	20,545	20,545
Vehicles	-	45,213
Computer equipment and soft ware	102,846	102,846
Web design	51,505	51,505
Total	2,906,464	2,968,677
Less accumulated depreciation	925,951	801,243

Net	$1,980,513	$2,167,434

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

The Company recorded a gain of $10,424 and $25,748 from the sale of equipment for the three and six months ended June 30, 2012, respectively.

Depreciation expense was $90,159 and $95,827 for the three months ended June 30, 2012 and 2011, respectively, of which $76,995 and $66,642 were included as part of cost of sales, respectively.

Depreciation expense was $170,572 and $191,653 for the six months ended June 30, 2012 and 2011, respectively, of which $124,293 and $133,282 were included in cost of sales, respectively.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Senior convertible note, 11% per annum, due December 31, 2011, currently in default	$250,000	$250,000
Senior convertible note, 11% per annum, due December 31, 2011; currently in default	100,000	100,000
Senior convertible note, 11% per annum, due March 8, 2012, currently in default	200,000	124,861
Senior Convertible note, 11% per annum, due April 18, 2012 , currently in default	100,000	-
Total	650,000	474,861
Less current portion	650,000	474,861

Long term portion	$-	$-

During the six months ended June 30, 2012 the Company issued of $100,000  in unsecured Convertible Promissory Notes that matured April 18, 2012. The Promissory Notes bears interest at a rate of 11% per annum and are convertible into 33,333 shares of the Company’s common stock, at a conversion rate of $3.00 per share. Interest can also be converted into common stock at the conversion rate of $3.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued warrants to purchase 60,000 shares of the Company’s common stock at $5.00 per share through December 31, 2014. In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $100,000 of the proceeds during the six months ended June 30, 2012, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. The remaining unamortized debt discount has been fully amortized at maturity date, April 18, 2012.

The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and under the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.35% a dividend yield of 0%, and volatility of 129.65%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period as interest expense.

The Company recognized amortization debt discount of $19,779 and $175,139 to current period operations as interest expense for the three and six months ended June 30, 2012, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related party

During the year ended December 31, 2011 the Company’s prior year’s officers advanced an aggregate of $67,427 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand.

During the six months ending June 30, 2012 the Company repaid $6,500 in advances due to a related party.

Notes payable, related party

A summary of notes payable, related party as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Note payable, issued May 15, 2011 with interest at 9% per annum, due on demand,unsecured	$50,000	$50,000
Note payable, issued August 5, 2011 with interest at 6% per annum, due on demand, unsecured	100,000	100,000
Note payable, issued August 11, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued August 19, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued November 21, 2011 with interest at 6% per annum, due on demand, unsecured	-	20,000
Note payable, issued May 4, 2012 with interest at Nil%, due on demand, unsecured	34,000
Total	320,000	306,000
Less current portion	320,000	306,000
Long term portion	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012, AND 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (CONT’D)

During the six months ended June 30, 2012, a related party paid $34,000 of the Company’s operating expenses directly to certain vendors in exchange for a note payable due on demand at non-interest bearing.

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

On May 4, 2012, the Company cancelled the warrants to purchase of its common stock in an aggregate of 180,000 shares at $3.00 per share with a term of 3 years issued in connection with the related party promissory notes in August 2011 and replaced with new warrants to purchase 330,000 shares at $1.00 per share with a term of 5 years. The Company valued the warrants based on Black-Scholes pricing model and under the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.35%, a dividend yield of 0%, and volatility of 129.65%. The Company also issued to Mr. Lane 50,000 warrants to purchase common shares at $1.00 each exercisable for a term of 5 years.

The Company recorded an incremental charge of $557,270 to its operations on the modification date, May 4, 2012 resulted from the modified terms and the increased shares.

The Company also issued options and warrants to purchase a total of 350,000 shares of its common stock at $5.00 per share with a term of 5 years to three directors and their affiliated companies.

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

The Company also leases office space for its executive and administrative offices at a rent of $4,500 per month to month basis.

Receivable from purchase of treasury stock

Pursuant to his employment agreement, Frederick C. Berndt, a former director and founder, entered into a revolving note agreement with the Company beginning on November 11, 2007. The Company initiated the note arrangement to allow Mr. Berndt to assist the Company, primarily in the early stages of development, personally with operating capital as required. In addition, the Company initiated the note to allow the Company to assist Mr. Berndt with cash advances used for costs incurred during the process of improving the Company’s marketing, political and regulatory exposure. The cash advances exceeded the amounts of reimbursable costs resulting in amounts Mr. Berndt owed back to the Company. Mr. Berndt has agreed to reimburse the Company for the excess costs of these promotions. These costs consisted primarily of travel and sponsorship costs. The Company charges 5% interest per annum calculated on the last day of the year based on an average of the quarterly balance of the note. The balance of the note including interest of $27,915 became due on December 31, 2009, with a term of 30 days to settle the note payable.

On December 15, 2009, the Company accepted 425,000 shares of the Company’s common stock held by Mr. Berndt in full settlement of the outstanding note receivable and related accrued interest for $787,144 and recorded an accrued liability due to Mr. Berndt for $62,856. The fair value of the shares issued was determined based on the recent sale of the Company’s common stock. The amount due to Mr. Berndt at June 30, 2012 was $60,927.

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

As of June 30, 2012, the Company’s management performed an assessment of the collectibility of the amount due from shareholders of $108,519 and provided a full reserve and changed to operations for the six months ended June 30, 2012.

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

On June 22, 2007, the Company issued at par value an aggregate of 11,000,000 shares of preferred stock to a founder for activities prior to the formation of the Company and relating to its incorporation.

As of June 30, 2012 and December 31, 2011, there were 11,000,000 Series A preferred stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 9 – CAPITAL STOCK (continued)

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

On October 23, 2007, the Company issued, at par value, an aggregate of 4,285,714 shares of its common stock in connection with the acquisition of 11 Good’s wholly owned subsidiary.

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

As of March 31, 2012, there were 20,946,562 shares issued and as a result of there being 955,322 shares held in treasury, the outstanding shares were reduced to 19,901,240. In April, 2012, Mr. Berndt, a former officer and director of the Company, agreed to return 2,000,000 shares of common stock to the Company (which are being held as treasury stock) , as described below, thereby reducing the outstanding shares to 17,991,240 at June 30, 2012.

On April 9, 2012, Mr. Berndt in connection with his resignation (see Note 13 – Subsequent Events) agreed to transfer his 11,000,000 shares of the Company’s Series A Preferred Stock to John D. Lane. Mr. Berndt also agreed to return to the Company’s treasury 2,000,000 shares of Common Stock owned by him which were reclaimed and are being held as treasury stock in exchange for Warrants to purchase 2,000,000 shares of Common Stock, exercisable over a term of five years at $5.00 per share. The Warrants provide for a cashless exercise of same in the event the Company’s Common Stock is exercised at a time when the Company’s Common Stock is trading on NASDAQ, Exchange or Over-the-Counter Market at a price of at least $15.00 per share.

As of June 30, 2012 and December 31, 2011, there were 20,946,562 and 20,856,562 common shares issued and 17,991,240 and 19,901,240 shares outstanding, respectively.

NOTE 10– COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

As of June 30, 2012 and December 31, 2011, all commitments for business consulting services expired and are on a month to month basis.

Litigation

In September 2011, William L. Miller “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio, against Frederick C. Berndt and 11 Good Energy, Inc. “Defendants” Plaintiff alleges that Mr. Berndt incurred charges for expenses relating to the business of the Corporation utilizing Plaintiff’s credit card account with American Express, which card Plaintiff allegedly permitted Mr. Berndt to utilize so long as Defendants would repay Plaintiff prior to the time he became liable for interest and penalties. The cause of action for breach of contract and unjust enrichment seeks the return of approximately $81,000 allegedly loaned by Plaintiff to the Defendants. From monies the Company owes Frederick C. Berndt, the Company recorded the $81,000 liability due to the filed judgment Mr. Berndt has agreed to reduce the balance due to him in the amount of $81,000 from the funds he advanced to the Company. In 2012, the Company paid approximately $11,000 to Mr. Miller and Mr. Berndt paid approximately $13,500 to Mr. Miller. At June 30, 2012, Mr. Miller was owed approximately $56,000 plus interest. While the Company does not accept any legal liability to Mr. Miller in this matter, it has fully accrued any possible liability pending the outcome of this matter, by conditionally offsetting(reducing) amounts owed by the Company to Mr. Berndt.

In February 2012, a stockholder “Plaintiff” commenced a lawsuit against the Company and other Defendants in the Circuit Court in Orange County, Florida. The lawsuit pertains to the stockholders’ investment of $400,000 in the Company’s securities.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Prior to the filing of the lawsuit, Frederick C. Berndt, the former Chief Executive Officer of the Company, initially verbally agreed with the stockholder to return his $400,000 in periodic payments against the return and cancellation of the related securities. The Company made payment of $108,519 before ceasing of making any additional payments. The Plaintiff has failed to return to the Company the securities which relate to the monies received by Plaintiff. Plaintiff is alleging fraud in the inducement as it pertains to his investment in the Company as well as fraudulent and negligent misrepresentations, breach of contract and conversion. Plaintiff is seeking damages which include, but are not limited to $400,000 (less payments received by Plaintiff), attorney, court costs and interest. The Company anticipates that upon receipt of funding and/or its common stock begins trading on a public market, this shareholder would be able to sell their common stock.

On March 7, 2012, Jason A. Weiss “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio against Defendants, 11 Good Energy and Frederick C. Berndt “Defendants.” Mr. Weiss alleges that he was employed by the Company for a term of one year at a salary of $15,000 per month that he was entitled to receive relocation expenses and reimbursement of certain expenses and he was entitled to receive 130,000 shares of Common Stock of the Company upon his commencing of employment with Defendant, 11 Good Energy, in January 2011. Plaintiff alleges that Defendants made various representations to him pertaining to his employment and otherwise which were false and misleading. Plaintiff is suing the Defendants for breach of contract, unjust enrichment, promissory estoppel, fraudulent inducement, seeking to pierce the corporate veil, wrongful termination in violation of public policy and Defendants’ liability under the whistle blower provisions of Ohio law. The amount of money being sought by Plaintiff will be the amount allegedly damaged and proven at trial. The Company believes this suit to be from a disgruntled former consultant. We had no written agreement with Mr. Weiss and worked with him on certain marketing efforts on the condition of performance. He performed none of his promised actions and we terminated our relationship with the Plaintiff. The Company plans to vigorously contest these allegations and is contemplating a countersuit for damages to the Company.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets :
Securities available for sale	$790	$790	$—	$—

Total	$790	$790	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 11 – FAIR VALUE (continued)

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of June 30, 2012:

Balance, December 31, 2010:	$576,990
Securities sold	(773,851)
Unrealized gain	197,801
Balance, December 31, 2011	$940
Unrealized loss	(150)
Balance, June 30, 2012	$790

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

The fair value of the assets, securities available for sale, at June 30, 2012 was grouped as Level 1 valuation as the market price was readily available.

NOTE 12 – EMPLOYMENT AGREEMENT

On May 15, 2012, the Company entered into an employment agreement dated as of May 9, 2012 to engage Mario Larach as Chief Executive Officer and a director of the Company, it being understood that he would assume these positions the morning after the Company filed its Form 10-Q for the quarter ended March 31, 2012. Mr. Larach will be paid $10,000 per month, which will increase to $16,250 per month at such time as the Company raises additional financing of at least $2,000,000 (the “financing”). Mr. Larach also would have been entitled to receive a $20,000 signing bonus payable upon the Company completing such financing. Mr. Larach received warrants to purchase 200,000 shares of the Company’s Common Stock exercisable over a term of five years at an exercise price of $5 per share, with 50,000 vested immediately. These Warrants contain a cashless exercise provision in the event the Company’s Common Stock is trading in the Over-the-Counter Market at a price above $15 per share for at least ten consecutive trading days. Mr. Larach was issued fully vested Warrants to purchase 50,000 shares of Common Stock also exercisable at $5 per share for a period of five years from the date that Mr. Larach joined the Board of Directors. These Warrants do not have a cashless exercise provision. Six months after commencement of his employment contract, the Board of Directors will meet with Mr. Larach to review his performance and his compensation. While the term of his employment agreement is for a term of two years, there are provisions in the contract which could lead to an earlier termination (see Note 13 – Subsequent Events).

NOTE 13 – SUBSEQUENT EVENTS

On July 16, 2012, Mario Larach resigned as an officer and director of the Company and terminated his employment with the Company and while he is reserving all rights he may have under his employment agreement. The Company has taken the position that he has not performed under the terms of the agreement and portions thereof are cancelled upon his resignation.

Gary R. Smith; who serves as Chief Operating Officer, become the Company’s interim Chief Executive Officer until Mr. Larach’s success is elected.

In July, 2012, the Company received a total of $111,000 from two investors to purchase 37,000 shares of Common Stock at $3.00 per share. A substantial portion of these funds are being utilized by the Company to install storage facilities which are owned by the Company at various fuel storage terminals of Kenan Advantage Group (“KAG”). Installation of these storage facilities should be completed by the end of September 2012. Management believes that KAG will purchase approximately 20,000 gallons of bio diesel per month for these storage facilities. Based upon the current selling price of our G2 Diesel of $5.15 per gallon, sales by the Company to these storage facilities would generate approximately $100,000 per month after installation is completed. Further, the glycerin by-product from the production of approximately 20,000 gallons of G2 Diesel per month is expected to yield an estimated 2,200 gallons of crude glycerin. The Company has an independent sales agreement with a third party to make every effort to sell its glycerin by product to dairy farmers and to then pay 50% of all sales collected to the Company.

There can be no assurance that the Company’s G2 Diesel and glycerin product will be successfully sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q for the six months ended June 30, 2012 and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Form 10-Q. Certain statements contained in Management’s Discussion and Analysis, particularly in “Liquidity and Capital Resources,” and elsewhere in this Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties identified under the “Risk Factors” section of the aforementioned Form 10-K for the fiscal year ended December 31, 2011. The risk factors of said Form 10-K should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through June 30, 2012, our cumulative revenues totaled $824,313 and our deficit accumulated during our development stage was $25,163,325. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

During the six months ended June 30, 2012, the Company issued warrants to purchase its common stock of a total 350,000 shares to its directors and consultants at $1.00 to $5.00 per share which commence vesting in April, 2012 with a term of 5 years. There were no other unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Results of Operations

By virtue of our purchase of 11 Good’s, which became our sole operations, the Company is considered to be in the development stage in accordance with the FASB ASC Topic 915 – Development Stage Enterprises. Since its inception, the Company has devoted substantially all of its time to raising capital, obtaining financing, research and development activities and obtaining many governmental organizations, municipalities and corporations to test our G2 Diesel and its performance as a blend with traditional #2 diesel fuel. We also have an agreement with a third party to purchase the glycerin produced as a by-product of the production of G-2 diesel as a disinfectant to be used to treat cows and other animals.

Three months Ended June 30, 2012 Compared to the three months ended June 30, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,
	2012	%	2011	%
Revenue	$55,680	100%	$68,291	100
Cost of goods sold	85,565	>100%	154,112	>100%
Gross loss	(29,885)	—	(85,821)	—

Operating expenses:
Selling, general and administrative	1,402,052	>100%	2,622,851	>100%
Research and development	-	<100%	23,162	<100%
Depreciation and amortization	33,758	<100%	29,185	<100%

Total operating expenses:	1,435,810		2,675,198

Loss from operations	(1,465,695)		(2,761,019)

Other income/expense:
Interest expense, net	(44,990)	<100%	(8,726)	<100%
Other income (expense), net	10,424	<100%	(195,300)	>100%

Net loss	$(1,500,261)	>100%	$(2,965,045)	>100%

Revenues decreased by $12,611 for the three months ended June 30, 2012 of $55,680 compared to revenues in the three months ended June 30, 2011 of $68,291.

The minimal revenues recognized in the quarter ended June 30, 2012 are due primarily to retracting our business due to cash restraints. Most of our testing programs completed in mid-2011 did not generate the demand originally anticipated. Our largest customer, the Kenan Advantage group completed their testing and agreed to convert terminals located in Ohio and Pennsylvania to sell G2 Diesel. The build out requires approximately $120,000 to complete. Therefore we have been unable to operate our plant without the capital to purchase raw materials leading to an inventory allocation requirement with the Kenan advantage group. We currently deliver to one of their terminals using the finished fuel we have on hand to keep that terminal using G2 Diesel. In July 2012, we received a cash infusion of $111,000 from the sale of common stock and we ordered storage tanks to be installed at various Kenan’s terminals. When storage tanks are installed at these locations by about September 30, 2012, we expect to sell to Kenan about 20,000 gallons per month of G-2 diesel.

The Company has had independently run studies conducted that provide proof of the benefits G2 usage provides to diesel engines in three forms.

Better Mileage – Longer Engine Life – Cleaner Emissions

The one thing that 11 Good Energy has lacked is the ability to establish and maintain relationships with potential clients and to guaranty delivery of products. Management has identified lack of sales personnel available to build out and maintain these relationships. Upon receipt of additional financing, of which there can be no assurances given that such financing would be obtained by us on satisfactory terms, if at all, by employing two proven sales executives that have worked in networking and relationship driven businesses, management believes we can quickly expand into our target markets, which include the following:

Trucking Lines – Transit Authorities – Tugs and Ferries – Short Haul Train Lines

School Bus Fleets – Fleet Operators

If needed outside sales consultants will be compensated on a per gallon sales commission basis. Our sales and marketing approach is to utilize our relationship with Kenan and successful independent studies as tools to increase sales.

Cost of goods sold was $85,565 for the three months ended June 30, 2012 and $154,112 for the three months ending June 30, 2011. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production.

During the three month period ended period June 30, 2012, depreciation and amortization of $33,758 included in operating expenses increased by $4,573 from $29,185 in the comparable three month period in 2011 primarily due to the amortization of patent expenses in 2012.

Selling, general, and administrative expenses for the three months ended June 30, 2012 were $1,402,052 compared with $2,622,851 in the comparable period in 2011, a decrease of $1,220,799. Such decreased costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses in 2012 over the comparable period of the prior year is primarily related to a reduction in payments of common stock to consultants and employees of $658,508, and decrease in consulting, legal, and accounting fees, and as well other overhead expenses such as travel, marketing and promotional expenses.

The net loss attributable to common shareholders was $1,500,261 in the three months ended June 30, 2012 as compared to $2,965,045 for the comparable period in 2011, a decrease in net loss of $1,464,784.

As of June 30, 2012, we have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. In general, the testing programs and sales efforts conducted with potential customers have shown a longer order cycle than first anticipated 11 Good Energy has allocated its marketing efforts toward fleet users. These are customers that have centralized fueling and their vehicles return to the terminal every day after usage. This allows the vehicles to receive consistent product. 11 Good Energy’s key strategic partner and largest customer is the Kenan Advantage Group (The KAG.) The KAG distributes over 20 billion gallons of liquid fuels and specialty chemicals annually making them the largest transportation company of bulk transport in the United States. After extensive testing, the KAG has authorized 11 Good Energy to build storage tanks and containment pads at terminals in Ohio and Pennsylvania as a phase 1 of development. In addition to being a user of G2 Diesel, the KAG also assists 11 Good in providing logistic solutions through the utilization of their fleet.

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operation data for the periods indicated:

	Six Months Ended June 30,
	2012	%	2011	%
Revenue	$116,548	100%	$97,513	100
Cost of goods sold	262,239	>100%	268,508	>100%

Gross loss	(145,691)	—	(170,996)	—

Operating expenses:
Selling, general and administrative	1,742,640	>100%	3,584,110	>100%
Research and development	-	<100%	123,713	>100%
Depreciation and amortization	86,206	<100%	58,371	<100%

Total operating expenses:	1,828,846		3,766,194

Loss from operations	(1,974,537)		(3,937,190)

Other income/expense:
Interest expense, net	(227,271)	>100%	(8,726)	<100%
Other income (expense), net	25,748	<100%	(213,083)	>100%

Net loss	$(2,176,060)	>100%	$(4,158,999)	>100%

For the six months ended June 30, 2012, the Company had revenues of $116,548 compared with $97,513 in the comparable period in 2011, an increase of $19,035 due primarily to the sale of our glycerin by-product.

Cost of goods sold was $262,239 for the six months ended June 30, 2012 and $268,508 for the six months ending June 30, 2011. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production.

General, selling and administrative expenses were $1,742,640 compared with $3,584,110, a decrease of $1,841,470 in the comparable period in 2011. Approximately $600,000 of this decrease was as a result of lower costs of options and warrants issued to employees and non-employees and the costs of warrants issued in conjunction with notes issued. The remainder of the decrease was due to lower costs of salaries, legal fees, and other operating expenses.

No research and development costs were incurred in the six months ended June 30, 2012 compared with $123,713 incurred in 2011.

Depreciation and amortization included in operating expenses was $86,206 compared with $58,371 in the comparable period in 2011, an increase of decrease of $27,835.

Interest expenses were $227,271 in the six months ended June 30, 2012 compared with $8,726 of interest expenses in the comparable period in 2011, an increase of $218,545 primarily due to interest on the convertible notes outstanding and the amortization of debt discount attributable to the notes of $175,139.

Net loss for the six month period ending June 30, 2012 was $2,176,060 compared with a loss of $4,158,999 in the comparable period in 2011, a decrease $1,982,939 due primarily to the changes set forth above.

Liquidity and Capital Resources

The company had cash and cash equivalents of $15,932 at June 30, 2012 compared with cash of $12,895 at December 31, 2011.

Net cash used in operating activities for the six months ended June 30, 2012 was $111,218 compared with $1,205,563 in the comparable period in 2011. Cash used in operations was a result of a net loss for the period of $2,176,060 partially offset by amortization of debt discount of $175,139, reserved for due from shareholder of $108,519, depreciation and amortization of $210,509, fair value of stock-based compensation related to the warrants issued in connection with related party debt and stock options granted for services of $1,253,387, expenses paid by related party on behalf of the Company in exchange for a promissory note of $34,000, gain on sale of property and equipment of $25,748, decrease of account receivable of $24,745, decrease in inventory of $21,933, decrease of other current assets of $10,673 and an increase in account payables and accrued liabilities of $251,685.

Net cash provided by investing activities for the six months ended June 30, 2012 was $40,755 as a result of the proceeds of sale of certain property and equipment compared to net cash provided by investing activities of $553,562 primarily due to proceeds received from sale of security available for sale in the comparable period in 2011.

Net cash provided by financing activities for the six months ended June 30, 2012 was $73,500 compared with $632,641 in the comparable period in 2011. The decrease during the six months ended June 30, 2012 in net cash provided by financing activities primarily resulted from proceeds from issuance of convertible notes of only $100,000, which offset by repayment of related party advances of $6,500 and payments of related party note payable of $20,000.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,176,060 and used cash of $111,218 for operating activities for the six months ended June 30, 2012, incurred negative working capital (current liabilities exceeded current assets) of $2,291,815 and deficit accumulated during development stage of $25,163,325 as of June 30, 2012. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the filing date of this Form 10-Q, we are a party to several legal proceedings. See Note 10 for a detailed explanation of litigation matters.

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

Item 2. Changes in Securities

(a)	Recent sales of unregistered Securities.

 From January 1, 2012 through June 30, 2012, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Notes and Warrants	$100,000 principal amount; 60,000 shares	$100,000; no commissions paid	Rule 506	Exercisable as of January 18, 2012 at $5.00 per share through December 2014

February 2012	Options/Warrants	300,000 shares	Services rendered; no commissions paid	Rule 506 and/or Section 4(2)	(1)

April 2012	Warrants(2)	380,000 shares	Services rendered; no commissions paid	Section 4(2)	(2)

April 2012	Warrants	2,000,000 shares	Services rendered; no commissions paid	Section 3a(9)	(3) (4)

May 2012	Warrants(5)	50,000 shares	Services rendered; no commissions paid	Section 4(2)	(3)

(1)	Includes warrants to purchase 100,000 shares of Common Stock exercisable at $5.00 per share over a period of five years. Also includes options to purchase 200,000 shares of the Company’s Common Stock exercisable over a period of three years at $5.00 per share which commence vesting in April, 2012.
(2)	Exercisable at $1.00 per share over a period of 5 years, 330,00 warrants were issued in replacement with the previous 180,000 warrants issued in connection with the related party notes payable in prior year, and 50,000 warrants under the same terms were issued for services.
(3)	Exercisable at $5.00 per share over a period of 5 years.
(4)	Warrants issued in exchange for the 2,000,000 shares of the Company’s common stock returned by Mr. Berndt in connection with his resignation on April 9, 2012.
(5)	An employee received warrants to purchase 200,000 shares and then subsequently terminated his agreement resulting in a net retention of 50,000 warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See “Note 13 in the “Notes to Consolidated Financial Statements.”

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

** Filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: August 23, 2012	By:	/s/ Gary R. Smith
Gary Smith, President (interim principal executive officer)

Date: August 23, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss,
Interim Chief Financial Officer(interim principal financial officer)

