Form 10-Q/A
period 2012-06-30
11 GOOD ENERGY INC
filed 2012-09-12
CIK 1408597

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

Explanatory Note

The purpose of this Amendment on Form 10-Q/A for 11 Good Energy, Inc. for the quarterly period ended June 30, 2012, previously filed with the Securities and Exchange Commission on August 23, 2012, is to furnish the interactive data as Exhibit 101 and to correct some minor typographical number errors in the financial statements. This Form 10-Q/A speaks of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing, except as described above.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	F-1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and six months ended June 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to June 30, 2012	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to June 30, 2012	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II	Other Information	8

	Exhibits	9

SIGNATURES		10

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2012
	2012	2011	2012	2011

REVENUE:
Sales	$55,680	$68,291	$116,548	$97,513	$824,313

Cost of sales	85,565	154,112	262,239	268,508	1,700,493

Gross loss	(29,885)	(85,821)	(145,691)	(170,995)	(876,180)

OPERATING EXPENSES:
General, selling and administrative expenses	1,402,052	2,622,851	1,742,640	3,584,111	17,321,663
Research and development	-	23,162	-	123,713	1,334,070
Impairment of goodwill	-	-	-	-	639,504
Depreciation and amortization	33,758	29,185	86,206	58,371	433,652

Total operating expenses	1,435,810	2,675,198	1,828,846	3,766,195	19,728,889

LOSS FROM OPERATIONS	(1,465,695)	(2,761,019)	(1,974,537)	(3,937,190)	(20,605,069)

Other income/(expense):

Interest income	—	—	—	—	55,384
Interest expense	(44,990)	(8,726)	(227,271)	(8,726)	(4,554,463)

Realized (loss) gain on sale of securities	-	(195,300)	-	(213,083)	(84,277)
Gain on sale of property, plant and equipment	10,424	—	25,748	—	25,100

Loss before provision for income taxes	(1,500,261)	(2,965,045)	(2,176,060)	(4,158,999)	(25,163,325)

Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,500,261)	$(2,965,045)	(2,176,060)	$(4,158,999)	$(25,163,325)

Net loss per common share basic and fully diluted	$(0.08)	$(0.15)	$(0.11)	$(0.21)	$(1.47)

Weighted average number of shares outstanding basic and fully diluted	19,507,722	19,877,996	19,742,062	19,867,177	17,208,015

Comprehensive loss:
Net loss	$(1,500,261)	$(2,965,045)	$(2,176,060)	$(4,158,999)	$(25,163,325)
Unrealized (loss) gain on securities available for sale	-	193,320	(150)	198,161	(88,910)

Comprehensive loss	$(1,500,261)	$(2,771,725)	$(2,176,210)	$(3,960,838)	$(25,252,235)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		From May 23, 2007 (date of inception) through June 30, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$(2,176,060)	(4,158,999)	$(25,163,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,509	191,653	1,129,740
Amortization of debt discount	175,139	8,726	3,785,687
Equity compensation of services by a related party	-	-	2,024,840
Equity compensation of services to consultant	-	-	59,000
Reserve for due to shareholder	108,519		108,519
Fair value of warrants issued in connection with related party debt	557,270	-	696,415
Fair value of stock options and warrants issued for services	696,117	1,911,895	2,509,312
Expenses paid by related party on behalf of the Company in exchange for notes payable	34,000	-	34,000
Impairment of goodwill	-	-	639,504
Gain on sale of property and equipment	(25,748)	-	(25,100)
Realized loss on sale of securities available for sale	-	213,083	84,277
Changes in operating assets and liabilities:
Inventory	21,933	154,790	(275,253)
Accounts receivable	24,745	13,429	(19,161)
Other current assets	10,673	(22,383)	143,005
Accounts payable and accrued liabilities	251,685	484,243	1,654,639

Net cash used in operating activities	(111,218)	(1,203,563)	(12,613,901)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	-	(588,952)
Proceeds from sale of property and equipment	40,755	-	63,455
Purchase of property, plant and equipment	-	-	(3,039,723)
Payments for acquisition of patent	-	(7,207)	(79,874)
Proceeds from sale of securities available for sale	-	560,769	1,108,515
Purchase of securities available for sale	-	-	(1,282,492)

Net cash provided by (used in) investing activities	40,755	553,562	(3,819,071)

Cash flows from financing activities:
Proceeds from sale of shares to founders	-	-	2,070
Due from shareholder/related party	-	(25,000)	(895,663)
(Repayment of) proceeds from related party advance	(6,500)	132,641	60,927
Proceeds from common stock subscription and sale of common stock	-	225,000	10,748,069
Proceeds from issuance of convertible notes	100,000	250,000	8,689,323
Proceeds from related party note payable	-	50,000	331,000
Purchase of treasury stock	-		(647,500)
Payments of related party note payable	(20,000)	-	(45,000)
Payments of notes payable	-	-	(84,322)
Payments of convertible notes	-	-	(1,710,000)

Net cash provided by financing activities	73,500	632,641	16,448,904

Net increase (decrease) in cash and cash equivalents	3,037	(17,360)	-
Cash and cash equivalents at beginning of period	12,895	29,879	-

Cash and cash equivalents at end of period	$15,932	12,519	$15,932

Supplemental disclosures of cash flow information:
Income taxes paid	$-	-	$-
Interest paid	$-	-	$-
Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$-	-	$429
Common stock issued in exchange for convertible note and accrued interest	$-	-	$20,970
Common stock subscribed for conversion of convertible notes	$-	-	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$-	-	$787,144
Beneficial conversion feature and value of warrants in conjunction with debt	$175,139	-	$695,193

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

During the six months ending June 30, 2012 the Company repaid $6,500 in advances due to a related party.

Notes payable, related party

A summary of notes payable, related party as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Note payable, issued May 15, 2011 with interest at 9% per annum, due on demand, unsecured.	$50,000	$50,000
Note payable, issued August 5, 2011 with interest at 6% per annum, due on demand, unsecured	100,000	100,000
Note payable, issued August 11, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued August 19, 2011 with interest at 6% per annum, due on demand, unsecured	68,000	68,000
Note payable, issued November 21, 2011 with interest at 6% per annum, due on demand, unsecured	-	20,000
Note payable, issued May 4, 2012 with interest at Nil%, due on demand, unsecured	34,000
Total	320,000	306,000
Less current portion	320,000	306,000
Long term portion	$—	$—

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

NOTE 13 – SUBSEQUENT EVENTS(CONT’D)

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

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operation data for the periods indicated:

	Six Months Ended June 30,
	2012	%	2011	%
Revenue	$116,548	100%	$97,513	100
Cost of goods sold	262,239	>100%	268,508	>100%

Gross loss	(145,691)	—	(170,995)	—

Operating expenses:
Selling, general and administrative	1,742,640	>100%	3,584,111	>100%
Research and development	-	<100%	123,713	>100%
Depreciation and amortization	86,206	<100%	58,371	<100%

Total operating expenses:	1,828,846		3,766,195

Loss from operations	(1,974,537)		(3,937,190)

Other income/expense:
Interest expense, net	(227,271)	>100%	(8,726)	<100%
Other income (expense), net	25,748	<100%	(213,083)	>100%

Net loss	$(2,176,060)	>100%	$(4,158,999)	>100%

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

General, selling and administrative expenses were $1,742,640 compared with $3,584,111, a decrease of $1,841,471 in the comparable period in 2011. Approximately $600,000 of this decrease was as a result of lower costs of options and warrants issued to employees and non-employees and the costs of warrants issued in conjunction with notes issued. The remainder of the decrease was due to lower costs of salaries, legal fees, and other operating expenses.

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

Net cash used in operating activities for the six months ended June 30, 2012 was $111,218 compared with $1,203,563 in the comparable period in 2011. Cash used in operations was a result of a net loss for the period of $2,176,060 partially offset by amortization of debt discount of $175,139, reserved for due from shareholder of $108,519, depreciation and amortization of $210,509, fair value of stock-based compensation related to the warrants issued in connection with related party debt and stock options granted for services of $1,253,387, expenses paid by related party on behalf of the Company in exchange for a promissory note of $34,000, gain on sale of property and equipment of $25,748, decrease of account receivable of $24,745, decrease in inventory of $21,933, decrease of other current assets of $10,673 and an increase in account payables and accrued liabilities of $251,685.

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

Item 2. Changes in Securities

(a)	Recent sales of unregistered Securities.

From January 1, 2012 through June 30, 2012, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Description of Underwriting or Other Discounts to Market Price, or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option,Warrant or Convertible Security, terms of exercise or conversion

January 2012	Notes and Warrants	$100,000 principal amount; 60,000 shares	$100,000; no commissions paid	Rule 506	Exercisable as of January 18, 2012 at $5.00 per share through December 2014

February 2012	Options/Warrants	300,000 shares	Services rendered; no commissions paid	Rule 506 and/or Section 4(2)	(1)

April 2012	Warrants(2)	380,000 shares	Services rendered; no commissions paid	Section 4(2)	(2)

April 2012	Warrants	2,000,000 shares	Services rendered; no commissions paid	Section 3a(9)	(3) (4)

May 2012	Warrants(5)	50,000 shares	Services rendered; no commissions paid	Section 4(2)	(3)

(1)	Includes warrants to purchase 100,000 shares of Common Stock exercisable at $5.00 per share over a period of five years. Also includes options to purchase 200,000 shares of the Company’s Common Stock exercisable over a period of three years at $5.00 per share which commence vesting in April, 2012.

(2)	Exercisable at $1.00 per share over a period of 5 years, 330,00 warrants were issued in replacement with the previous 180,000 warrants issued in connection with the related party notes payable in prior year, and 50,000 warrants under the same terms were issued for services.

(3)	Exercisable at $5.00 per share over a period of 5 years.

(4)	Warrants issued in exchange for the 2,000,000 shares of the Company’s common stock returned by Mr. Berndt in connection with his resignation on April 9, 2012.
(5)	An employee received warrants to purchase 200,000 shares and then subsequently terminated his agreement resulting in a net retention of 50,000 warrants.

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

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: September 12, 2012	By:	/s/ Gary R. Smith
Gary Smith, President (interim principal executive officer)

Date: September 12, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss,
Interim Chief Financial Officer(interim principal financial officer)

