Form 10-Q
period 2012-09-30
11 GOOD ENERGY INC
filed 2012-11-19
CIK 1408597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes [  ]   No [X]

As of November 19, 2012, the registrant had a total of 18,038,240 shares of Common Stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to September 30, 2012	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to September 30, 2012	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II	Other Information	8

	Exhibits	9

SIGNATURES		10

Certifications

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$5,998	$12,895
Inventory	308,298	323,422
Accounts receivable, net	24,543	43,906
Available for sale securities	260	940
Other current assets	7,571	25,678

Total current assets	346,670	406,841

Property, plant and equipment, net	1,908,835	2,167,434

Other assets:
Patents	19,968	79,874
Deposits	2,163	2,163
Total other assets	22,131	82,037

Total assets	$2,277,636	$2,656,312

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,650,010	$1,362,922
Advances, related party	99,656	67,427
Notes payable, related party	320,000	306,000
Convertible notes payable, net of deferred debt discount of $0 and $75,139,respectively	650,000	474,861

Total current liabilities	2,719,666	2,211,210

Commitments and contingencies	-	-

Stockholders’ equity:
Series A Preferred stock, $0.0001 par value; 11,000,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	1,100	1,100
Common stock, $0.0001 par value; 65,000,000 shares authorized; 20,993,562 and 20,856,562 shares issued as of September 30, 2012 and December 31, 2011, respectively; 18,038,240 and 19,901,240 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	2,100	2,086
Additional paid in capital	26,613,533	24,853,960
Common stock subscription	49,767	270,000
Due from shareholder	-	(108,519)
Deficit accumulated during development stage	(25,521,390)	(22,987,265)
Accumulated other comprehensive loss	(89,440)	(88,760)
Treasury stock, 2,955,322 and 955,322 shares as of September 30, 2012 and December 31, 2011	(1,497,700)	(1,497,500)

Total stockholders’ (deficit) equity	(442,030)	445,102

Total liabilities and stockholders’ (deficit) equity	$2,277,636	$2,656,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From May 23, 2007 (date of inception) through
	2012	2011	2012	2011	September 30, 2012

Sales	$55,314	$71,853	$171,862	$169,366	$879,627
Cost of sales	55,870	129,523	318,109	398,031	1,756,363

Gross profit (loss)	(556)	(57,670)	(146,247)	(228,665)	(876,736)

OPERATING EXPENSES:
General, selling and administrative expenses	312,891	377,921	2,055,531	3,962,031	17,634,545
Research and development	-	19,708	-	143,421	1,334,070
Impairment of goodwill	-	-	-	-	639,504
Depreciation and amortization	21,180	27,047	107,386	85,418	454,832

Total operating expenses	334,071	424,676	2,162,917	4,190,870	20,062,960

LOSS FROM OPERATIONS	(334,627)	(482,346)	(2,309,164)	(4,419,535)	(20,939,696)

Other income/(expense):
Interest income	—	—	—	—	55,384
Interest expense	(23,438)	(345,758)	(250,709)	(354,484)	(4,577,901)
Realized (loss) gain on sale of securities	—	—	—	(213,083)	(84,277)
Gain on sale of plant and equipment	—	—	25,748	—	25,100
Total other (expense)	(23,438)	(345,758)	(224,961)	(567,567)	(4,581,694)

Loss before provision for income taxes	(358,065)	(828,104)	(2,534,125)	(4,987,102)	(25,521,390)
Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(358,065)	$(828,104)	(2,534,125)	$(4,987,102)	$(25,521,390)

Net loss per common share basic and fully diluted	$(0.02)	$(0.04)	$(0.13)	$(0.25)	$(1.49)

Weighted average number of shares outstanding basic and fully diluted	18,496,735	19,901,238	19,418,493	19,878,656	17,107,133

Comprehensive loss:
Net loss	$(358,065)	$(828,104)	$(2,534,125)	$(4,987,102)	$(25,521,390)
Unrealized (loss) gain on securities available for sale	(530)	(260)	(680)	197,901	(89,440)

Comprehensive loss	$(358,595)	$(828,364)	$(2,534,805)	$(4,789,201)	$(25,610,830)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		From May 23, 2007 (date of inception) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(2,534,125)	(4,987,102)	$(25,521,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	303,498	285,342	1,222,729
Amortization of debt discount	175,139	168,154	3,785,687
Equity compensation of services by a related party	-	-	2,024,840
Equity compensation of services to consultant	30,000	-	89,000
Reserve for due from shareholder	108,519		108,519
Fair value of warrants issued in conjunction with related party debt	557,270	171,185	696,415
Fair value of stock options and warrants issued for services	696,117	1,944,511	2,509,312
Expenses paid by related party on behalf of the Company in exchange for notes payable	34,000	-	34,000
Impairment of goodwill	-	-	639,504
Gain on sale of property and equipment	(25,748)	-	(25,100)
Realized loss on sale of securities available for sale	-	213,083	84,277
Changes in operating assets and liabilities:
Inventory	15,124	196,226	(282,062)
Accounts receivable	19,363	26,633	(24,543)
Other current assets	18,107	4,584	150,439
Accounts payable and accrued liabilities	336,855	583,758	1,739,809

Net cash used in operating activities	(265,881)	(1,393,626)	(12,768,564)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	-	(588,952)
Proceeds from sale of property and equipment	40,755	-	63,455
Purchase of property, plant and equipment	-	-	(3,039,723)
Payment of investment in KAI Bioenergy	-	(312,000)	-
Payments for acquisition of patent	-	(36,307)	(79,874)
Proceeds from sale of securities available for sale	-	560,768	1,108,515
Purchase of securities available for sale	-	-	(1,282,492)

Net cash provided by (used in) investing activities	40,755	212,461	(3,819,071)

Cash flows from financing activities:
Proceeds from sale of shares to founders	-	-	2,070
Due from shareholder/related party	-	(55,000)	(895,663)
(Repayment of) proceeds from related party advance	12,229	139,580	67,427
Proceeds from stock subscriptions and sale of common stock	106,000	245,000	10,854,069
Proceeds from issuance of convertible notes	100,000	550,000	8,689,323
Proceeds from related party note payable	-	286,000	331,000
Purchase of treasury stock	-	-	(647,500)
Payments of related party note payable	-	-	(12,771)
Payments of notes payable	-	-	(84,322)
Payments of convertible notes	-	-	(1,710,000)

Net cash provided by financing activities	218,229	1,165,580	16,593,633

Net increase (decrease) in cash and cash equivalents	(6,897)	(15,585)	5,998
Cash and cash equivalents at beginning of period	12,895	29,879	-

Cash and cash equivalents at end of period	$5,998	14,294	$5,998

Supplemental disclosures of cash flow information:
Income taxes paid	$-	-	$-
Interest paid	$-	-	$-
Non cash investing and financing activities:
Common stock issued to acquire 11 Good’s Energy, LTD	$-	-	$429
Common stock issuable for payment of accounts payable	$49,767		$49,767
Common stock issued in exchange for convertible note and accrued interest	$-	-	$20,970
Common stock subscribed for conversion of convertible notes	$-	-	$6,498,709
Treasury stock received in exchange for related party note receivable and accrued interest	$-	-	$787,144
Beneficial conversion feature and value of warrants in conjunction with debt	$175,139	-	$3,785,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepaid in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries 11 Good’s Energy, LTD (“11 Good’s”) and 11 Good Energy Sciences, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dependency on key management

Gary R. Smith, Chief Operating Officer and a director, has tentatively agreed to act as interim Chief Executive Officer and E. Jamie Schloss, a director of the Company, has agreed to serve as interim Chief Financial Officer. As both of these appointments are expected to be for a short term, the success of the Company and its ability to pursue its business strategy will depend upon the successful recruitment and retention of highly skilled and experienced managerial, marketing and technical personnel. The Company can provide no assurances that such personnel will be obtained by us on terms satisfactory to us, if at all.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements and notes thereto for comparative purposes to conform to the current period’s presentation. These reclassifications have no effect on previously reported results of operations.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 2 – GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,534,125 and used $315,648 in cash for operating activities for the nine months ended September 30, 2012, has a negative working capital (current liabilities exceeded current assets) of $2,372,996 and a deficit accumulated during development stage of $25,521,390 as of September 30, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time without additional financing.

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

NOTE 3 – INTANGIBLE ASSETS

Patents

Patents are capitalized at incurred costs and are amortized ratably over the lesser of their economic or legal life. Effective January 1, 2012 the patents are being amortized over a 12 month life and $19,968 and $59,905 was amortized during the three and nine months ended September 30, 2012, respectively.

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or market. The cost is determined using the first-in first-out method. Costs of finished goods inventory include costs associated with the procurement and transportation of Soybean oil and other raw materials used in the manufacture of G2 Diesel.

As of September 30, 2012 (unaudited) and December 31, 2011 (audited) inventories are comprised of the following:

	2012	2011

Raw materials	$234,968	$240,223
Finished fuel	73,330	83,199

Total	$308,298	$323,422

NOTE 5 – OTHER CURRENT ASSETS

Other current assets as of September 30, 2012 (unaudited) and December 31, 2011 (audited) are comprised of the following:

	2012	2011
Prepaid insurance	$7,571	$17,553
Prepaid other expenses	-	8,125

Total	$7,571	$25,678

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at September 30, 2012 (unaudited) and December 31, 2011 (audited) consist of the following:

	2012	2011

Leasehold improvements	$345,381	$345,381
Factory equipment	2,291,015	2,331,603
Furniture and fixtures	21,709	21,709
Laboratory Equipment	54,075	49,875
Offsite Storage Tanks	18,614	-
Office equipment	20,545	20,545
Vehicles	-	45,213
Computer equipment and software	102,846	102,846
Web design	51,505	51,505
Total	2,905,690	2,968,677
Less accumulated depreciation	996,855	801,243

Net	$1,908,835	$2,167,434

Property and equipment are recorded on the basis of cost. For financial statement purposes, property, plant and equipment are depreciated using the straight-line method over their estimated useful lives.

Depreciation expense was $89,192 and $95,827 for the three months ended September, 2012 and 2011, respectively, of which $74,851 and $66,642 were included as part of cost of sales, respectively.

Depreciation expense was $243,593 and $191,653 for the nine months ended September 30, 2012 and 2011, respectively, of which $212,273 and $133,282 were included in cost of sales, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Senior convertible note, 11% per annum, due December 31, 2011, currently in default	$250,000	$250,000
Senior convertible note, 11% per annum, due December 31, 2011; currently in default	100,000	100,000
Senior convertible note, 11% per annum, due March 8, 2012, currently in default	200,000	124,861
Senior Convertible note, 11% per annum, due December 31, 2012,	100,000	-
Total	650,000	474,861
Less current portion	650,000	474,861

Long term portion	$-	$-

During the nine months ended September 30, 2012 the Company issued of $100,000 in unsecured Convertible Promissory Notes whose maturity was extended from September 30, 2012 to December 31, 2012. The Promissory Notes bear interest at a rate of 11% per annum and are convertible into 33,333 shares of the Company’s common stock, at a conversion rate of $3.00 per share. Interest can also be converted into common stock at the conversion rate of $3.00 per share. In connection with the issuance of the Convertible Promissory Notes, the Company issued warrants to purchase 60,000 shares of the Company’s common stock at $5.00 per share through December 31, 2014. In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company allocated all at the $100,000 of the proceeds which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature was amortized over the note’s initial maturity period and charged to interest expense in the amount of $100,000. The debt discount was fully amortized at September 30, 2012.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and applied the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.35%, a dividend yield of 0%, and volatility of 129.65%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period as interest expense.

The Company recognized amortization of the debt discount of $175,139 in current period operations as interest expense for the nine months ended September 30, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party advances

During the year ended December 31, 2011 the Company’s prior year’s officers advanced an aggregate of $67,427 for working capital purposes to the Company. The advances are short term, non-interesting bearing and are due upon demand.

During the nine months ending September 30, 2012, the Company received additional advances of $32,229 totaling $99,656 in advances at September 30, 2012.

Notes payable, related party

A summary of notes payable, related party as of September 30, 2012 and December 31, 2011 are as follows:

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

On May 4, 2012, the Company cancelled the warrants to purchase of its common stock in an aggregate of 180,000 shares at $3.00 per share with a term of 3 years issued in connection with the related party promissory notes in August 2011 and replaced with new warrants to purchase 350,000 shares at $1.00 per share with a term of 5 years. The Company valued the warrants based on Black-Scholes pricing model and under the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.35%, a dividend yield of 0%, and volatility of 129.65%. The Company also issued to Mr. Lane 30,000 warrants to purchase common shares at $1.00 each exercisable for a term of 5 years. The Company recorded an incremental charge of $557,270 to its operations on the modification date, May 4, 2012 resulted from the modified terms and the increased shares.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012, AND 2011

NOTE 8 – RELATED PARTY TRANSACTIONS (CONT’D)

During the nine months ended September 30, 2012, a related party paid $34,000 of the Company’s operating expenses directly to certain vendors in exchange for a note payable due on demand at non-interest bearing.

The Company also issued options and warrants to purchase a total of 350,000 shares of its common stock at $5.00 per share with a term of 5 years to three directors and their affiliated companies.

During the nine months period ended September 30, 2012 the company reserved $108,519 of an amount due from a shareholder. This represent amounts advanced to the shareholder for the payment of shares that were to be returned to the Company and put back into treasury. The advance was treated as a contra equity account and reduced stockholders’ deficit. The shareholder never returned the shares as a result of a dispute with the company; this resulted in the company recording an expense to general and administrative expenses for the entire amount of $108,519 for the above period.

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

The Company leased office space for its executive and administrative offices at a rent of $4,500 per month until August 31, 2012. The Company agreed to continue to lease approximately one half of this office space for its executive and administrative personnel at a rent of $2,700 per month commencing September 1, 2012 for a period of twelve months.

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

As of September 30, 2012 and December 31, 2011, there were 11,000,000 Series A preferred stock issued and outstanding.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

On April 9, 2012, Mr. Berndt, in connection with his resignation, agreed to transfer his 11,000,000 shares of the Company’s Series A Preferred Stock to John D. Lane. Mr. Berndt also agreed to return to the Company’s treasury 2,000,000 shares of Common Stock owned by him which were reclaimed and are being held as treasury stock in exchange for Warrants to purchase 2,000,000 shares of Common Stock, exercisable over a term of five years at $5.00 per share. The Warrants provide for a cashless exercise of same in the event the Company’s Common Stock is exercised at a time when the Company’s Common Stock is trading on NASDAQ, Exchange or Over-the-Counter Market at a price of at least $15.00 per share.

During July 2012 the Company issued units consisting of 37,000 shares of common stock with one warrant attached for $111,000. The warrants are exercisable at $5.00 per share over a period of 5 years.

During August 2012 the Company issued 10,000 shares of common stock to a consultant for services rendered. Based upon the value of the services this resulted in a charge to operations of $30,000.

As of September 30, 2012 and December 31, 2011, there were 20,993,562 and 20,856,562 common shares issued and 18,038,240 and 19,901,240 shares outstanding, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment and consulting contracts

As of September 30, 2012 and December 31, 2011, all commitments for business consulting services expired and are on a month to month basis.

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

In September 2011, William L. Miller “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio, against Frederick C. Berndt and 11 Good Energy, Inc. “Defendants” Plaintiff alleges that Mr. Berndt incurred charges for expenses relating to the business of the Corporation utilizing Plaintiff’s credit card account with American Express, which card Plaintiff allegedly permitted Mr. Berndt to utilize so long as Defendants would repay Plaintiff prior to the time he became liable for interest and penalties. The cause of action for breach of contract and unjust enrichment seeks the return of approximately $81,000 allegedly loaned by Plaintiff to the Defendants. From monies the Company owes Frederick C. Berndt, the Company recorded the $81,000 liability due to the filed judgment Mr. Berndt has agreed to reduce the balance due to him in the amount of $81,000 from the funds he advanced to the Company. In 2012, the Company paid approximately $11,000 to Mr. Miller and Mr. Berndt advised the Company that he paid approximately $13,500 to Mr. Miller. Based on the foregoing, at September 30, 2012, Mr. Miller was owed approximately $56,000 plus interest. While the Company does not accept any legal liability to Mr. Miller in this matter, it has fully accrued any possible liability pending the outcome of this matter, by conditionally offsetting (reducing) amounts owed by the Company to Mr. Berndt.

In February 2012, a stockholder “Plaintiff” commenced a lawsuit against the Company and other Defendants in the Circuit Court in Orange County, Florida. The lawsuit pertains to the stockholders’ investment of $400,000 in the Company’s securities.Prior to the filing of the lawsuit, Frederick C. Berndt, the former Chief Executive Officer of the Company, initially verbally agreed with the stockholder to return his $400,000 in periodic payments against the return and cancellation of the related securities. The Company made payment of $108,519 before ceasing of making any additional payments. The Plaintiff has failed to return to the Company the securities which relate to the monies received by Plaintiff. Plaintiff is alleging fraud in the inducement as it pertains to his investment in the Company as well as fraudulent and negligent misrepresentations, breach of contract and conversion. Plaintiff is seeking damages which include, but are not limited to $400,000 (less payments received by Plaintiff), attorney, court costs and interest. The Company anticipates that upon receipt of funding and/or its common stock begins trading on a public market, this shareholder would be able to sell their common stock.

On March 7, 2012, Jason A. Weiss “Plaintiff” commenced an action in the Court of Common Pleas, Stark County, Ohio against Defendants, 11 Good Energy and Frederick C. Berndt “Defendants.” Mr. Weiss alleges that he was employed by the Company for a term of one year at a salary of $15,000 per month that he was entitled to receive relocation expenses and reimbursement of certain expenses and he was entitled to receive 130,000 shares of Common Stock of the Company upon his commencing of employment with Defendant, 11 Good Energy, in January 2011. Plaintiff alleges that Defendants made various representations to him pertaining to his employment and otherwise which were false and misleading. Plaintiff is suing the Defendants for breach of contract, unjust enrichment, promissory estoppel, fraudulent inducement, seeking to pierce the corporate veil, wrongful termination in violation of public policy and Defendants’ liability under the whistle blower provisions of Ohio law. The amount of money being sought by Plaintiff will be the amount allegedly damaged and proven at trial. The Company believes this suit to be from a disgruntled former consultant. We had no written agreement with Mr. Weiss and worked with him on certain marketing efforts on the condition of performance. He performed none of his promised actions and we terminated our relationship with the Plaintiff. The Company plans to contest these allegations and is contemplating a counter suit for damages to the Company.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets :
Securities available for sale	$260	$260	$—	$—

Total	$260	$260	$—	$—

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 11 – FAIR VALUE (continued)

The fair value of the assets, securities available for sale, at September 30, 2012 was grouped as Level 1 valuation as the market price was readily available.

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

Gary R. Smith, who serves as Chief Operating Officer, became the Company’s interim Chief Executive Officer upon Mr. Larach’s resignation.

NOTE 13 – SUBSEQUENT EVENTS

On October 5, 2012, the Company granted to John D. Lane in exchange for not demanding payment on his outstanding loans and in consideration of services rendered, warrants to purchase 1,000,000 shares of Common Stock, exercisable at $1.00 per share from the vesting date through September 30, 2015, it being understood that 250,000 warrants shall be vested immediately and an additional 250,000 warrants shall vest on each of January 1, 2013, April 1, 2013 and July 1, 2013 so long as Mr. Lane continues to serve as a director of the Company. The vesting date of the 1,000,000 warrants granted to Mr. Lane shall be accelerated and immediately vested when the Company raises at least $1,000,000 in additional financing during the period October 5, 2012 through June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q for the nine months ended September 30, 2012 and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Development Stage Company - Product Development

We are currently in an early stage of our current business plan. We have limited operating history with respect to the construction and operation of biodiesel refineries for our own use. In this respect, from May 23, 2007 (date of inception) through September 30, 2012, our cumulative revenues totaled $879,627 and our deficit accumulated during our development stage was $25,521,390. Further, our operating subsidiary incurred from February 2006 through October 2007, costs of approximately $100,000 in the development of our subsidiary’s proprietary manufacturing process and G2 Diesel product which are not reflected in our accumulated deficit since their costs were incurred prior to the acquisition date of our subsidiary. These costs were primarily comprised of feedstock materials, labor and facilities costs. Since the acquisition, we have further developed our process and product through testing and trials and have expended money on labor, consulting, facilities and media productions in order to further our product development. Currently, the development of the fuel’s functionality is complete, although we continue to incur research and development costs to develop new feedstock alternatives and to improve materials procurement and fuel manufacturing techniques.

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

Stock-Based Compensation. We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

During the nine months ended September 30, 2012, the Company issued warrants to purchase its common stock of a total 350,000 shares to its directors and consultants at $1.00 to $5.00 per share which commence vesting in April, 2012 with a term of 5 years. There were no other unvested options outstanding as of the date of adoption of FASB ASC Topic 718.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Results of Operations

By virtue of our purchase of 11 Good’s, which became our sole operations, the Company is considered to be in the development stage in accordance with the FASB ASC Topic 915 – Development Stage Enterprises . Since its inception, the Company has devoted substantially all of its time to raising capital, obtaining financing, research and development activities and obtaining many governmental organizations, municipalities and corporations to test our G2 Diesel and its performance as a blend with traditional #2 diesel fuel. We also have an agreement with a third party to purchase the glycerin produced as a by-product of the production of G-2 diesel as a disinfectant to be used to treat cows and other animals.

Three months ended September 30, 2012 Compared to the three months ended September 30, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2012	%	2011	%
Revenue	$55,314	100%	$71,853	100
Cost of goods sold	55,870	>100%	129,523	>100%
Gross loss	(556)	—	(57,670)	—

Operating expenses:
Selling, general and administrative	312,891	>100%	377,921	>100%
Research and development	-	<100%	19,708	<100%
Depreciation and amortization	21,180	<100%	27,047	<100%

Total operating expenses:	334,071		424,676

Loss from operations	(334,627)		(482,346)

Other income/expense:
Interest expense, net	(23,438)	<100%	(345,758)	<100%
Other income (expense), net	-	<100%	-	>100%

Net loss	$(358,065)	>100%	$(828,104)	>100%

Revenues decreased by $16,539 for the three months ended September 30, 2012 of $55,314 compared to revenues in the three months ended September 30, 2011 of $71,853.

During the three month period ended September 30, 2012, depreciation and amortization of $21,180 included in operating expenses decreased by $5,867 from $27,047 in the comparable three month period in 2011.

Selling, general, and administrative expenses for the three months ended September 30, 2012 were $312,891 compared with $377,921 in the comparable period in 2011, a decrease of $65,030. Such decreased costs include, among others, payroll and related expenses, insurance costs and occupancy costs. The decrease in selling, general and administrative expenses in 2012 over the comparable period of the prior year is primarily related to a decrease in consulting, legal, and accounting fees, and as well other overhead expenses such as travel, marketing and promotional expenses.

The net loss attributable to common shareholders was $358,065 in the three months ended September 30, 2012 as compared to $828,104 for the comparable period in 2011, a decrease in net loss of $470,039.

Sales and Marketing

The minimal revenues recognized in the quarter ended and nine months ended September 30, 2012 are due primarily to retracting our business due to cash restraints. Most of our testing programs completed in mid-2011 did not generate the demand originally anticipated. Our largest customer, the Kenan Advantage group completed their testing and agreed to convert terminals located in Ohio and Pennsylvania to sell G2 Diesel. The build out requires additional funding to complete. Therefore we have been unable to operate our plant without the capital to purchase raw materials leading to an inventory allocation requirement with the Kenan advantage group. We currently deliver to one of their terminals using the finished fuel we have on hand to keep that terminal using G2 Diesel. In July 2012, we received a cash infusion of $111,000 from the sale of common stock and we ordered storage tanks to be installed(pending additional financing) at various Kenan’s terminals. When storage tanks are installed at these locations by about December 31, 2012, we expect to sell to Kenan about 20,000 gallons per month of G-2 diesel.

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

Cost of goods sold was $55,870 for the three months ended September 30, 2012 and $129,523 for the three months ending September 30, 2011. Cost of goods sold was $318,109 for the nine months ended September 30, 2012 and $398,031 for the nine months ending September 30, 2011. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production.

As of September 30, 2012, we have no long-term contracts or backlog of orders from customers to purchase our G2 Diesel fuel or our crude glycerin by-product described herein. In general, the testing programs and sales efforts conducted with potential customers have shown a longer order cycle than first anticipated 11 Good Energy has allocated its marketing efforts toward fleet users. These are customers that have centralized fueling and their vehicles return to the terminal every day after usage. This allows the vehicles to receive consistent product.

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

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The following table sets forth certain selected unaudited condensed consolidated statement of operation data for the periods indicated:

	Nine Months Ended September 30,
	2012	%	2011	%
Revenue	$171,862	100%	$169,366	100
Cost of goods sold	318,109	>100%	398,031	>100%

Gross loss	(146,247)	-	(228,665)	-

Operating expenses:
Selling, general and administrative	2,055,531	>100%	3,962,031	>100%
Research and development	-	<100%	143,241	>100%
Depreciation and amortization	107,386	<100%	85,418	<100%

Total operating expenses:	2,162,917		4,190,870

Loss from operations	(2,309,164)		(4,419,535)

Other income/expense:
Interest expense, net	(250,709)	>100%	(354,484)	<100%
Other income (expense), net	25,748	<100%	(213,083)	>100%

Net loss	$(2,534,125)	>100%	$(4,987,102)	>100%

For the nine months ended September 30, 2012, the Company had revenues of $171,862 compared with $169,366 in the comparable period in 2011, an increase of $2,496 due primarily to the sale of our glycerin by-product. See “Sales and Marketing” above for additional information.

Cost of goods sold was $318,109 for the nine months ended September 30, 2012 and $398,031 for the nine months ending September 30, 2011. Cost of goods sold exceeded revenues for both periods as a result of applying fixed factory depreciation and overhead to cost of goods sold, even though only a small volume of sales were generated. Costs of goods sold primarily consist of the procurement and transportation of soybean oil, ethanol and other raw materials used in the manufacture of G2 Diesel; including payroll costs associated with labor, depreciation of manufacturing equipment, manufacturing facilities expense, insurance costs and other operating costs directly related to production.

General, selling and administrative expenses were $2,055,531 compared with $3,962,031, a decrease of $1,906,500 in the comparable period in 2011. Approximately $600,000 of this decrease was as a result of lower costs of options and warrants issued to employees and non-employees and the costs of warrants issued in conjunction with notes issued. The remainder of the decrease was due to lower costs of salaries, legal fees, and other operating expenses.

No research and development costs were incurred in the nine months ended September 30, 2012 compared with $143,421 incurred in 2011.

Depreciation and amortization included in operating expenses was $107,386 compared with $85,418 in the comparable period in 2011, an increase of $21,968.

Interest expenses were $250,709 in the nine months ended September 30, 2012 compared with $354,484 of interest expenses in the comparable period in 2011, a decrease of $103,775 primarily due to the amortization of debt discount attributable to the notes of $175,139.

Net loss for the nine month period ending September 30, 2012 was $2,534,125 compared with a loss of $4,987,102 in the comparable period in 2011, a decrease $2,452,977 due primarily to the changes set forth above.

Liquidity and Capital Resources

The company had cash and cash equivalents of $5,998 at September 30, 2012 compared with cash of $12,895 at December 31, 201, a decrease of $6,897.

Net cash used in operating activities for the nine months ended September 30, 2012 was $315,648 compared with $1,393,626 in the comparable period in 2011. Cash used in operations was a result of a net loss for the period of $2,534,125 partially offset by amortization of debt discount of $175,139, reserved for due from shareholder of $108,519, depreciation and amortization of $303,498, fair value of stock-based compensation related to the warrants issued in connection with related party debt and stock options granted for services of $1,253,387, expenses paid by related party on behalf of the Company in exchange for a promissory note of $34,000, gain on sale of property and equipment of $25,748, decrease of account receivable of $19,363, decrease in inventory of $15,124, decrease of other current assets of $18,107 and an increase in account payables and accrued liabilities of $287,088.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $40,755 as a result of the proceeds of sale of certain property and equipment compared to net cash provided by investing activities of $212,461 primarily due to proceeds received from sale of security available for sale in the comparable period in 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $267,996 compared with $1,165,580 in the comparable period in 2011. The decrease during the nine months ended September 30, 2012 in net cash provided by financing activities primarily resulted from proceeds from issuance of convertible notes of only $100,000, which offset by repayment of related party advances of $6,500 and payments of related party note payable of $20,000.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,534,125 and used cash of $315,648 for operating activities for the nine months ended September 30, 2012, incurred negative working capital (current liabilities exceeded current assets) of $2,372,996 and deficit accumulated during development stage of $25,521,390 as of September 30, 2012. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.We are currently in the process of attempting to raise capital through a private placement sale of common stock. No assurances can be given that we will be able to successfully raise the financing necessary to continue as a going concern.

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

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. Nevertheless, the Company encourages stockholders of the Company to read the risk factors contained under Item 1A filed with the Securities Exchange Commission on April 16, 2012 and amended on April 27, 2012 for the fiscal year ended December 31, 2011.

Item 2. Changes in Securities

(a)	Recent sales of unregistered Securities.

 From January 1, 2012 through September 30, 2012, we had limited private sales of our securities, summarized as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed (3)	If Option, Warrant or Convertible Security, terms of exercise or conversion

January 2012	Notes and Warrants	$100,000 principal amount; 60,000 shares	$100,000; no commissions paid	Rule 506	Exercisable as of January 18, 2012 at $5.00 per share through December 2014

February 2012	Options/Warrants	300,000 shares	Services rendered; no commissions paid	Rule 506 and/or Section 4(2)	(1)

April 2012	Warrants(2)	380,000 shares	Services rendered; no commissions paid	Section 4(2)	(2)

April 2012	Warrants	2,000,000 shares	Services rendered; no commissions paid	Section 3a(9)	(3) (4)

May 2012	Warrants(5)	50,000 shares	Services rendered; no commissions paid	Section 4(2)	(3)

July, 2012	Common Shares and warrants(3)	37,000 shares and warrants	$111,000 received; no commissions paid	Section 4(2)	(3)

August 2012	Common Shares	10,000 shares	Services rendered: no commissions	Section 4(2)	Not applicable

(1)	Includes warrants to purchase 100,000 shares of Common Stock exercisable at $5.00 per share over a period of five years. Also includes options to purchase 200,000 shares of the Company’s Common Stock exercisable over a period of three years at $5.00 per share which commence vesting in April, 2012.
(2)	Exercisable at $1.00 per share over a period of 5 years, 330,00 warrants were issued in replacement with the previous 180,000 warrants issued in connection with the related party notes payable in prior year, and 50,000 warrants under the same terms were issued for services.
(3)	Exercisable at $5.00 per share over a period of 5 years.
(4)	Warrants issued in exchange for the 2,000,000 shares of the Company’s common stock returned by Mr. Berndt in connection with his resignation on April 9, 2012.
(5)	An employee received warrants to purchase 200,000 shares and then subsequently terminated his agreement resulting in a net retention of 50,000 warrants.
(6)	Exercisable at $5.00 per share over a period of three years.

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

11 GOOD ENERGY, INC.

Date: November 19, 2012	By:	/s/ Gary R. Smith
Gary Smith, President (interim principal executive officer)

Date: November 19, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss,
Interim Chief Financial Officer(interim principal financial officer)

