Form 10-Q/A
period 2012-09-30
11 GOOD ENERGY INC
filed 2012-11-28
CIK 1408597

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of 11 Good Energy, Inc., for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, is to make certain numerical corrections to the financial statements and notes thereto and to furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q/A provides the financial statements and related notes from the Form 10-Q/A formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q/A. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

2

11 GOOD ENERGY, INC. AND SUBSIDIARY

INDEX

		Page Number

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and nine months ended September 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to September 30, 2012	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011 and for the period from May 23, 2007 (date of inception) to September 30, 2012	F-3

	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II	Other Information	10

	Exhibits	11

SIGNATURES		12

Certifications

3

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From May 23, 2007 (date of inception) through
	2012	2011	2012	2011	September 30, 2012

Sales	$55,314	$71,853	$171,862	$169,366	$879,627
Cost of sales	55,870	129,523	318,109	398,031	1,756,363

Gross profit (loss)	(556)	(57,670)	(146,247)	(228,665)	(876,736)

OPERATING EXPENSES:
General, selling and administrative expenses	312,891	377,921	2,055,531	3,962,031	17,634,554
Research and development	-	19,708	-	143,421	1,334,070
Impairment of goodwill	-	-	-	-	639,504
Depreciation and amortization	21,180	27,047	107,386	85,418	454,832

Total operating expenses	334,071	424,676	2,162,917	4,190,870	20,062,960

LOSS FROM OPERATIONS	(334,627)	(482,346)	(2,309,164)	(4,419,535)	(20,939,696)

Other income/(expense):
Interest income	—	—	—	—	55,384
Interest expense	(23,438)	(345,758)	(250,709)	(354,484)	(4,577,901)
Realized (loss) gain on sale of securities	—	—	—	(213,083)	(84,277)
Gain on sale of plant and equipment	—	—	25,748	—	25,100
Total other (expense)	(23,438)	(345,758)	(224,961)	(567,567)	(4,581,694)

Loss before provision for income taxes	(358,065)	(828,104)	(2,534,125)	(4,987,102)	(25,521,390)
Provision for income taxes	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(358,065)	$(828,104)	(2,534,125)	$(4,987,102)	$(25,521,390)

Net loss per common share basic and fully diluted	$(0.02)	$(0.04)	$(0.13)	$(0.25)	$(1.49)

Weighted average number of shares outstanding basic and fully diluted	18,496,735	19,901,238	19,418,493	19,878,656	17,107,133

Comprehensive loss:
Net loss	$(358,065)	$(828,104)	$(2,534,125)	$(4,987,102)	$(25,521,390)
Unrealized (loss) gain on securities available for sale	(530)	(260)	(680)	197,901	(89,440)

Comprehensive loss	$(358,595)	$(828,364)	$(2,534,805)	$(4,789,201)	$(25,610,830)

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

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012.

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

11 GOOD ENERGY, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 2 – GOING CONCERN MATTERS

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,534,125 and used $265,881 in cash for operating activities for the nine months ended September 30, 2012, has a negative working capital (current liabilities exceeded current assets) of $2,372,996 and a deficit accumulated during development stage of $25,521,390 as of September 30, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time without additional financing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this Form 10-Q/A for the nine months ended September 30, 2012 and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

Net cash used in operating activities for the nine months ended September 30, 2012 was $265,881 compared with $1,393,626 in the comparable period in 2011. Cash used in operations was a result of a net loss for the period of $2,534,125 partially offset by amortization of debt discount of $175,139, reserved for due from shareholder of $108,519, depreciation and amortization of $303,498, fair value of stock-based compensation related to the warrants issued in connection with related party debt and stock options granted for services of $1,253,387, expenses paid by related party on behalf of the Company in exchange for a promissory note of $34,000, gain on sale of property and equipment of $25,748, decrease of account receivable of $19,363, decrease in inventory of $15,124, decrease of other current assets of $18,107 and an increase in account payables and accrued liabilities of $336,855.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses attributable to common shareholders of $2,534,125 and used cash of $265,881 for operating activities for the nine months ended September 30, 2012, incurred negative working capital (current liabilities exceeded current assets) of $2,372,996 and deficit accumulated during development stage of $25,521,390 as of September 30, 2012. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the filing date of this Form 10-Q/A, we are a party to several legal proceedings. See Note 10 for a detailed explanation of litigation matters.

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

* Previously field

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

11 GOOD ENERGY, INC.

Date: November 28, 2012	By:	/s/ Gary R. Smith
Gary Smith, President (interim principal executive officer)

Date: November 28, 2012	By:	/s/ E. Jamie Schloss
E. Jamie Schloss,
Interim Chief Financial Officer(interim principal financial officer)

